Form 10QSB
period 1996-06-30
LONDON FINANCIAL CORP
filed 1996-08-13
CIK 1004961

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20552

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _______________

     Commission File No. 0-26248

                         LONDON FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

             Ohio                                         34-1800830
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

2 East High Street
London, Ohio                                                        43140
- ---------------------                                             ----------
(Address of principal                                             (Zip Code)
executive office)


Registrant's telephone number, including area code: (614) 852-0787

Check  whether  the issuer (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_     No

As of August 5, 1996, the latest practicable date, 529,000 of the registrant's common shares, without par value, were issued and outstanding.

                         LONDON FINANCIAL CORPORATION


                                     INDEX

                                                                        Page

PART I  -  FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition .......  3

                  Consolidated Statements of Earnings ..................  4

                  Consolidated Statements of Cash Flows ................  5

                  Notes to Consolidated Financial Statements ...........  6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ...........................................  8


PART II -  OTHER INFORMATION ........................................... 13

SIGNATURES ............................................................. 14

                         London Financial Corporation


                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In thousands, except share data)


                                                            June 30,    September 30,
      ASSETS                                                  1996          1995

Cash and due from banks ................................    $    865     $   835
Interest-bearing deposits in other
   financial institutions ..............................       2,182       2,009
                                                            --------     -------
      Cash and cash equivalents ........................       3,047       2,844

Investment securities - at amortized cost,
   approximate market value of $1,999 and
   $498 at June 30, 1996 and September 30,
   1995, respectively ..................................       2,000         500
Mortgage-backed securities - at cost,
   approximate market value of $4,065
   and $1,978 at June 30, 1996 and
   September 30, 1995, respectively ....................       4,143       2,009
Loans receivable - net .................................      27,130      27,972
Office premises and equipment - at
   depreciated cost ....................................         360         372
Stock in Federal Home Loan Bank - at cost ..............         257         244
Accrued interest receivable on loans ...................         145         135
Accrued interest receivable on mortgage-
   backed securities ...................................          17           5
Accrued interest receivable on investments
  and interest-bearing deposits ........................          14        --
Prepaid expenses and other assets ......................          43          33
Prepaid federal income taxes ...........................        --             5
Deferred federal income taxes ..........................          33          33
                                                            --------     -------

      TOTAL ASSETS .....................................    $ 37,189     $34,152
                                                            ========     =======

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits ...............................................    $ 28,780     $30,594
Advances from Federal Home Loan Bank ...................         300         300
Other liabilities ......................................          62          34
Accrued federal income taxes ...........................         102        --
                                                            --------     -------

      TOTAL LIABILITIES ................................      29,244      30,928

Shareholders' Equity
  Common shares - 5,000,000, no par value,
    authorized, 529,000 shares issued and
    outstanding ........................................        --          --
  Additional paid-in capital ...........................       4,910        --
  Shares acquired by Employee Stock Ownership Plan .....        (423)       --
  Retained earnings - substantially restricted .........       3,458       3,224
                                                            --------     -------

      TOTAL SHAREHOLDERS' EQUITY .......................       7,945       3,224
                                                            --------     -------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......    $ 37,189     $34,152
                                                            ========     =======


                         London Financial Corporation


                      CONSOLIDATED STATEMENTS OF EARNINGS

                       (In thousands, except share data)


                                             Nine months ended  Three months ended
                                                    June 30,           June 30,
                                                 1996     1995      1996     1995
                                                ------   ------    ------   ------
Interest income
  Loans ......................................   $1,783   $ 1,533    $588   $519
  Mortgage-backed securities .................       85        72      31     25
  Investment securities ......................       23        19      10      6
  Interest-bearing deposits and other ........      172        90      89     44
                                                 ------   -------    ----   ----
      Total interest income ..................    2,063     1,714     718    594

Interest expense
  Deposits ...................................    1,123       982     351    360
  Borrowings .................................       21        21       7      7
                                                 ------   -------    ----   ----
      Net interest expense ...................    1,144     1,003     358    367
                                                 ------   -------    ----   ----

      Net interest income before provision
        for losses on loans ..................      919       711     360    227

Provision for losses on loans ................     --        --       --     --
                                                 ------   -------    ----   ----

      Net interest income after provision
        for losses on loans ..................      919       711     360    227

Other operating income .......................       45        51       7      6

General, administrative and other expense
  Employee compensation and benefits .........      309       292     101     92
  Occupancy and equipment ....................       53        51      18     18
  Federal deposit insurance premiums .........       63        59      20     24
  Franchise taxes ............................       34        33      11     11
  Data processing ............................       44        42      15     14
  Other ......................................      117       116      50     41
                                                 ------   -------    ----   ----
      Total general, administrative and
         other expense .......................      620       593     215    200
                                                 ------   -------    ----   ----

      Earnings before income taxes ...........      344       169     152     33

Federal income taxes
  Current ....................................      110        51      41     14
  Deferred ...................................     --          (2)    --     --
                                                 ------   -------    ----   ----
      Total federal income taxes .............      110        49      41     14
                                                 ------   -------    ----   ----

      NET EARNINGS ...........................   $  234   $   120    $111   $ 19
                                                 ======   =======    ====   ====

      EARNINGS PER SHARE .....................      N/A       N/A    $.23    N/A
                                                 ======   =======    ====   ====



                         London Financial Corporation


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the nine months ended June 30,
                                (In thousands)


                                                                    1996        1995
                                                                   ------      ------
Cash flows provided by (used in) operating activities:
  Net earnings for the period .................................   $   234    $   120
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees ............       (76)       (42)
    Depreciation and amortization .............................        19         18
    Federal Home Loan Bank stock dividends ....................       (13)       (24)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans ....................       (10)        (7)
      Accrued interest receivable on mortgage-backed securities       (12)        (6)
      Accrued interest receivable on investments and interest-
        bearing deposits ......................................       (14)      --
      Prepaid expenses and other assets .......................       (10)       (17)
      Other liabilities .......................................        28         (1)
      Federal income taxes
        Current ...............................................       107         42
        Deferred ..............................................      --           (2)
                                                                  -------    -------
      Net cash provided by operating activities ...............       253         81

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities ..........       162        122
  Purchase of mortgage-backed securities ......................    (2,296)      --
  Purchase of investment securities ...........................    (1,500)      --
  Principal repayments on loans ...............................     5,602      3,543
  Loan disbursements ..........................................    (4,684)    (5,594)
  Purchase of office equipment ................................        (7)        (9)
                                                                  -------    -------
      Net cash provided by (used in) investing activities .....    (2,723)    (1,938)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts .................    (1,814)     1,303
  Proceeds from issuance of common shares .....................     4,487       --
                                                                  -------    -------
      Net cash provided by financing activities ...............     2,673      1,303
                                                                  -------    -------

Net increase (decrease) in cash and cash equivalents ..........       203       (554)

Cash and cash equivalents at beginning of period ..............     2,844      2,556
                                                                  -------    -------

Cash and cash equivalents at end of period ....................   $ 3,047    $ 2,002
                                                                  =======    =======

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
    Federal income taxes ......................................   $    20    $    10
                                                                  =======    =======

    Interest on deposits and borrowings .......................   $ 1,144    $ 1,003
                                                                  =======    =======


                                      -5-

                         London Financial Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the three and nine month periods ended
                            June 30, 1996 and 1995


In October 1995, the Board of Directors of The Citizens Loan and Savings Company ("Citizens") adopted a Plan of Conversion (the "Plan") providing for the conversion of Citizens to the stock form of organization (the "Conversion"). In connection with the Conversion, Citizens formed a holding company, London Financial Corporation, ("LFC"). On March 29, 1996, Citizens completed the conversion to the stock form of organization, in connection with which Citizens issued all of its outstanding shares to LFC and LFC issued 529,000 common shares in a subscription offering and a community offering at a price of $10.00 per share which, after consideration of offering expenses totaling $380,000, and shares purchased by employee benefit plans totaling $423,000, resulted in net cash proceeds of $4.5 million. The financial statements for the periods prior to March 1996 are those of Citizens prior to the Conversion.

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended June 30, 1996 and 1995, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LFC and Citizens. All significant intercompany items have been eliminated.

3.  Earnings Per Share

Earnings per share for the three month period ended June 30, 1996 is computed based upon 486,680 weighted-average shares outstanding, which gives effect to a reduction for the 42,320 unallocated shares held by the London Financial Corporation Employee Stock Ownership Plan (the "ESOP") in accordance with Statement of Position 93-6.

Earnings per share for the nine month period ended June 30, 1996, and the three and nine month periods ended June 30, 1995 is not applicable as LFC completed its conversion to the stock form of ownership in March 1996.

                         London Financial Corporation


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  For the three and nine month periods ended
                            June 30, 1996 and 1995


4.  Effects of Recent Accounting Pronouncements

In May 1993, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114, which was amended by SFAS No. 118 as to certain income recognition and financial statement disclosure provisions, requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral. SFAS No. 114 was effective for years beginning after December 15, 1994 (fiscal 1996 as to LFC). LFC adopted SFAS No. 114 effective October 1, 1995, without material effect on consolidated financial condition or results of operations.

In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are carried at cost only if LFC has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders' equity, respectively. LFC adopted SFAS No. 115 for the fiscal year beginning October 1, 1994 by designating all investment and mortgage-backed securities as held-to-maturity.

In October 1994, the FASB issued SFAS No. 123 entitled "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation paid to employees. SFAS No. 123 recognizes the fair value of an award of stock or stock options on the grant date and is required to be adopted before LFC's 1997 fiscal year. Management does not believe the disclosure provisions of SFAS No. 123 will have a material adverse effect on the LFC's consolidated financial position or results of operations.

5.  Pending Legislative Changes

The deposit accounts of Citizens and of other savings associations are insured by the FDIC in the Savings Association Insurance Fund ("SAIF"). The reserves of the SAIF are currently below the level required by law. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the disparity in the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995, and in 1996 BIF assessments required of healthy commercial banks are limited to a $2,000 minimum fee. This premium disparity could have a negative competitive impact on the Citizens and other institutions with SAIF-insured deposits.

                         London Financial Corporation


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  For the three and nine month periods ended
                            June 30, 1996 and 1995


5.  Pending Legislative Changes (continued)

Congress is considering legislation to recapitalize the SAIF and to eliminate the significant premium disparity between the BIF and the SAIF. Currently, that recapitalization plan provides for the payment of a special assessment, currently estimated at $.69 to $.70 per $100 of SAIF insured deposits held at March 31, 1995. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF. This would likely increase BIF assessments by $.02 to $.025 per $100 in deposits. SAIF assessments would initially be set at the same level as BIF assessments and could never be reduced below the level for BIF assessments. These projected assessment levels may change.

A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1998. However, the SAIF recapitalization legislation currently provides for an elimination of the federal thrift charter or of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. As a result, Citizens would be regulated as a bank under Federal laws which would subject it to the more restrictive activity limits imposed on national banks. LFC, as the holding company of Citizens, would become a bank holding company, which would subject it to more restrictive activity limits and to capital requirements similar to those imposed on Citizens. In a separate recent legislative proposal, tax legislation would require Citizens to recapture post-1987 additions to its bad debt reserve, and Citizens would not be able to utilize the percentage of taxable income method to compute its reserve in the future. Under such legislation Citizens may be required to recapture, as taxable income, approximately $360,000 of its bad debt reserve, which represents post-1987 additions to the reserve. Citizens will be permitted to pay taxes on its recapture of post-1987 bad debt reserves over six years beginning in 1997.

Citizens had $29.7 million in deposits at March 31, 1995. If the special assessment is $.71 per $100 in deposits, Citizens will pay an additional assessment of $211,000. This assessment should be tax deductible, but it will reduce earnings and capital for the quarter in which it is recorded. It is expected that quarterly SAIF assessments will be reduced to approximately $.06 to $.065 per $100 in deposits.

No assurances can be given that the SAIF recapitalization plan will be enacted into law or in what form it may be enacted. In addition, LFC can give no assurances that the disparity between BIF and SAIF assessments will be eliminated and cannot predict the impact of being regulated as a bank holding company until legislation requiring such changes is enacted.

                         London Financial Corporation


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Financial Condition

At June 30, 1996, LFC had total assets of $37.2 million, an increase of $3.0 million, or 8.9%, over September 30, 1995. In March 1996, LFC completed the conversion from mutual to stock form, realizing net proceeds of $4.5 million from the sale of common shares. The increase in assets was funded primarily from the offering proceeds, which were partially offset by a net decline in deposits of approximately $1.8 million, a significant portion of which is attributable to the use of deposited funds to purchase common shares in LFC's offering.

Investment securities and mortgage-backed securities increased by $3.6 million, to a total of $6.1 million at June 30, 1996, reflecting the investment of the proceeds from the sale of common shares. Investment securities increased $1.5 million as a result of the purchase of U. S. Government agency securities. Mortgage-backed securities increased $2.1 million, as purchases totaling $2.3 million exceeded principal repayments of $162,000.

Loans receivable declined $842,000, or 3.0%, as loan disbursements of $4.7 million were exceeded by principal repayments of $5.6 million.

At June 30, 1996, Citizens' allowance for loan losses totaled $187,000, a $3,000 decline from the level maintained at September 30, 1995. Nonperforming loans totaled $77,000, or .27% of the total loan portfolio at June 30, 1996, as compared to nonperforming loans of $45,000, or .15% of the total loan portfolio at September 30, 1995. At June 30, 1996, Citizens' allowance for loan losses was comprised solely of a general loan loss allowance which is includible as a component of regulatory risk-based capital. Although management of LFC believes that its allowance for loan losses was adequate at June 30, 1996, based on facts and circumstances available to it, there can be no assurances that the allowance will be adequate to absorb actual loan losses during the current period or that additions to such allowance will not be necessary in future periods, which could adversely affect LFC's results of operations.

Deposits totaled $28.8 million at June 30, 1996, a decrease of $1.8 million, or 5.9%, from the $30.6 million of deposits outstanding at September 30, 1995. Such decrease resulted primarily from deposit withdrawals which were utilized to purchase common stock in the conversion.

As required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated thereunder by the Office of Thrift Supervision ("OTS"), Citizens is required to maintain minimum levels of capital under three separate standards. Citizens is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.50% and 3.00% of adjusted total assets, and 8.00% of risk-weighted assets, respectively.

                         London Financial Corporation


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Financial Condition Changes

As of June 30, 1996, Citizens' regulatory capital exceeded all minimum capital requirements as shown in the following table:

                                                            Regulatory capital
                           Tangible                    Core                 Risk-based
                            capital   Percent         capital    Percent      capital
                                                              (In thousands)
Capital under generally
  accepted accounting
  principles ...........   $5,461                     $5,461                   $  5,461
Additional capital items
  General valuation
  allowances ...........     --                         --                          187
                          -------                     ------                   --------
Regulatory capital
  computed .............    5,461       15.5           5,461       15.5           5,648       30.6
Capital requirement ....      527        1.5           1,054        3.0           1,474        8.0
                           ------   --------          ------   --------          ------   --------

Regulatory
  capital - excess .....   $4,934       14.0          $4,407       12.5          $4,174       22.6
                           ======   ========          ======   ========          ======   ========


Comparison of Operating Results For the Nine Month Periods Ended June 30, 1996 and 1995

General

Net earnings for the nine month period ended June 30, 1996, totaled $234,000, an increase of $114,000, or 95.0%, over the comparable 1995 period. The increase in earnings resulted primarily from a $208,000 increase in net interest income, which was partially offset by a $27,000 increase in general, administrative and other expense, and a $61,000 increase in the federal income tax provision.

Net Interest Income

Interest income on loans for the nine months ended June 30, 1996, increased by $250,000, or 16.3%, as compared to the nine months ended June 30, 1995. The increase was primarily due to an increase in yield, coupled with an increase in the weighted average portfolio balance year-to-year. Interest income on mortgage-backed securities increased by $13,000, or 18.1%, due primarily to an increase in the weighted average portfolio balance year-to-year. Interest income on investment securities and other interest-earning assets increased $86,000, or 78.9%. The increases in interest income on investment and mortgage-backed securities reflect the earnings on securities purchased from net proceeds of LFC's offering of common shares.

                         London Financial Corporation


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Net Interest Income (continued)

Interest expense on deposits increased by $141,000, or 14.4%, during the nine months ended June 30, 1996. This increase was the result of an increase in the cost of deposits, which was partially offset by a decline in the weighted average balance of deposits outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $208,000, or 29.3%, during the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Citizens, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Citizens' market area, and other factors related to the collectibility of Citizen's loan portfolio. As a result of such analysis, management concluded that the allowance for loan losses was adequate and, as a result, a provision for losses on loans was not necessary during the nine month periods ended June 30, 1996 and 1995. There can be no assurance that the loan loss allowance of Citizens will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased $6,000, or 11.8%, during the nine months ended June 30, 1996, due to a decline in service charges and other fees year-to-year.

General, Administrative and Other Expense

General, administrative and other expense increased approximately $27,000, or 4.6%, during the nine months ended June 30, 1996, as compared to 1995. This increase was primarily the result of a $17,000, or 5.8%, increase in employee compensation and benefits and pro-rata increases in other operating expenses. The increase in compensation expense resulted primarily from increased costs of employee stock benefit plans and normal merit salary increases.

Federal Income Taxes

The provision for federal income taxes increased $61,000, or 124.5%, during the nine months ended June 30, 1996, due primarily to an increase in earnings before income taxes of $175,000, or 103.6%. LFC's effective tax rates amounted to 32.0% and 29.0% during the nine months ended June 30, 1996 and 1995, respectively.

                         London Financial Corporation


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended June 30, 1996 and 1995

General

Net earnings for the three month period ended June 30, 1996, totaled $111,000, an increase of $92,000, or 484.2%, over the comparable 1995 quarter. The increase in net earnings resulted primarily from a $133,000 increase in net interest income, which was partially offset by a $15,000 increase in general, administrative and other expense, and a $27,000 increase in the federal income tax provision.

Net Interest Income

Interest income on loans for the three months ended June 30, 1996, increased by $69,000, or 13.3%. Interest income on mortgage-backed securities increased by $6,000, or 24.0%, due to an increase in yield, coupled with an increase in the weighted average portfolio balance outstanding year-to-year. Interest income on investment securities and other interest-earning assets increased by $49,000, or 98.0%. This increase was primarily the result of an increase in the weighted average portfolio balance outstanding year-to-year.

Interest expense on deposits declined by $9,000, or 2.5%, during the three months ended June 30, 1996. This decline was the result of a decrease in the average balance outstanding year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $133,000, or 58.6%, during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995.

General, Administrative and Other Expense

General, administrative and other expense increased approximately $15,000, or 7.5%, during the three months ended June 30, 1996, compared to the same period in 1995. This increase was primarily the result of a $9,000, or 9.8%, increase in employee compensation and benefits and a $9,000, or 22.0 %, increase in other operating expenses, which were partially offset by a $4,000, or 16.7%, decrease in federal deposit insurance premiums. The increase in compensation expense resulted primarily from increased costs related to employee stock benefit plans. The increase in other operating expense generally reflects pro-rata increase in operating costs overall, while the decline in federal deposit insurance premiums resulted primarily from the decline in deposit balance outstanding year-to-year.

Federal Income Taxes

The provision for federal income taxes increased by $27,000, or 192.9%, during the three months ended June 30, 1996, due primarily to an increase in earnings before income taxes of $119,000, or 360.6%. LFC's effective tax rates amounted to 27.0% and 42.4% during the three months ended June 30, 1996 and 1995, respectively.

                         London Financial Corporation


                                    PART II


ITEM 1.     Legal Proceedings

            Not applicable


ITEM 2.     Changes in Securities

            Not applicable


ITEM 3.     Defaults Upon Senior Securities

            Not applicable


ITEM 4.     Submission of Matters to a Vote of Security Holders

            None


ITEM 5.     Other Information

            None


ITEM 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibit 27 -- Financial Data Schedule


            LFC filed a Form 8-K and a Form 8-K/A on July 11, 1996, and July 26, 1996, respectively, to report a change in the LFC's independent certified public accounting firm, from KPMG Peat Marwick LLP to Grant Thornton LLP.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  August 9, 1996                           John J. Bodle
                                                ______________________________
                                                President




Date:  August 9, 1996                           Joyce E. Bauerle
                                                ______________________________
                                                Treasurer