Form 10KSB
period 1996-09-30
LONDON FINANCIAL CORP
filed 1996-12-23
CIK 1004961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from______________to___________________

                         Commission File Number: 0-28012

                          LONDON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Ohio                                            34-1800830
--------------------------------                       -------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)

    2 East High Street, London, Ohio                            43140
--------------------------------                       -------------------------
(Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number: (614) 852-0787
                                               --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                 None                       Common Stock, no par value per share
-----------------------------------------   ------------------------------------
Name of each exchange on which registered)            (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No
                                                            ---   ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on The Nasdaq SmallCap Market as of December 11, 1996, was $5,209,893. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

         As of December 1, 1996, there were 529,000 of the Registrant's common shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


         The following portions of the London Financial Corporation Annual Report to Shareholders for the fiscal year ended September 30, 1996, are incorporated by reference into Part II of this Form 10-KSB:

         1. Market Price of LFC's Common Shares and Related Shareholder Matters;

         2. Management's Discussion and Analysis of Financial Condition and Results of Operations; and

         3. Consolidated Financial Statements.

         The following portions of the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of London Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:

         1. Voting Securities and Ownership of Certain Beneficial Owners and Management; and

         2. PROPOSAL ONE - ELECTION OF DIRECTORS -- Compensation of Executive Officers and Directors.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

         London Financial Corporation ("LFC") was incorporated under Ohio law in October 1995 at the direction of The Citizens Loan & Savings Company ("Citizens") for the purpose of purchasing all of the capital stock of Citizens to be issued in connection with the conversion of Citizens from mutual to stock form (the "Conversion"). On March 29, 1996, the effective date of the Conversion, LFC acquired 100 common shares of Citizens. The principal business of LFC since the effective date of the Conversion has been holding all of the issued and outstanding shares of Citizens.

         Citizens is a savings and loan association which was organized under Ohio law in 1891. As an Ohio savings and loan association, Citizens is subject to supervision and regulation by the Office of Thrift Supervision (the "OTS") and the Ohio Department of Commerce, Division of Financial Institutions (the "Division"). Citizens is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, and the deposit accounts of Citizens are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") in the Savings Association Insurance Fund (the "SAIF").

         Citizens conducts business from its office located at 2 East High Street in London, Ohio. The principal business of Citizens is the origination of construction and permanent mortgage loans secured by first mortgages on one- to four-family residential real estate located in Madison County, Ohio, the primary market area of Citizens. Citizens also originates construction and permanent mortgage loans secured by multifamily real estate (over four units) and nonresidential real estate in its market area. In addition to real estate lending, Citizens originates a limited number of commercial loans and secured and unsecured consumer loans. For liquidity and interest rate risk management purposes, Citizens invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations, mortgage-backed securities and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, and principal repayments on loans. Advances from the FHLB of Cincinnati are utilized from time to time when other sources of funds are inadequate to fund loan demand.

         In addition to the historical information contained herein, the following discussion contains forward-looking statements, the accuracy of which is necessarily subject to present and future risks and uncertainties. Economic circumstances, the operations of Citizens, and LFC's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed in
Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which should be read in conjunction with such forward-looking statements.

         Without limiting the generality of the foregoing, the following statements in the referenced sections of this discussion and analysis are forward-looking and are, therefore, subject to such risks and uncertainties:

         1. The discussion of interest rate risk associated with adjustable-rate mortgage lending as set forth under "Lending Activities - One- to Four-Family Residences;"

         2. The discussion of the risk associated with multifamily mortgage lending as set forth under "Lending Activities - Loans Secured by Multifamily Residences;"

         3. The discussion of the risk associated with nonresidential mortgage lending as set forth under "Lending Activities - Loans Secured by Nonresidential Real Estate;"

         4. The discussion of the risk associated with construction lending as set forth under "Lending Activities - Construction Loans;"

         5. The discussion of the risk associated with consumer lending as set forth under "Lending Activities - Consumer Loans;"

         6. The discussion of sales of mortgage loans in the secondary market as set forth under "Lending Activities - Loan Originations and Participations;"

         7. The discussion of the risk of loss associated with nonperforming loans as set forth under "Lending Activities - Delinquent Loans, Nonperforming Assets and Classified Assets;"

         8. The discussion of the adequacy of the amount of Citizens' allowance for loan losses as set forth under "Lending Activities - Allowance for Loan Losses;"

         9. The discussion of the maturity of certificates of deposit at Citizens as set forth under "Deposits and Borrowings - Deposits;" and

        10. The discussion of the effect of legislation which may be enacted as set forth under "Regulation - General; and - Federal Deposit Insurance Corporation - Deposit Insurance and Assessments."

MARKET AREA

         The primary market area of Citizens for lending and deposit activity is Madison County, Ohio. Madison County is primarily a suburban commuter economy and has experienced growth in population and households in the 1990s at a higher rate than the State of Ohio and the United States. There are relatively few major employers and a lower number of residents employed in the finance, insurance and real estate industries compared to persons employed in state and local government, as the London Correctional Facility is the largest employer in the county. Madison County is characterized by lower unemployment levels than state or national averages and a median household income level similar to levels in Ohio and the United States.

         Citizens is the only thrift institution based in Madison County and had a 33.9% share of such county's thrift deposits and a 10.1% share of all deposits in such county as of June 30, 1995.

LENDING ACTIVITIES

         GENERAL. The principal lending activity of Citizens is the origination of conventional real estate loans, including construction loans, secured by one- to four-family homes located in Madison County. Loans secured by multifamily properties and by nonresidential real estate and loans for the construction of residences and other properties are also offered by Citizens. In addition to real estate lending, Citizens originates a limited number of commercial loans and consumer loans, including loans secured by deposit accounts, automobile loans and a limited number of other secured and unsecured loans.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of the loan portfolio of Citizens at the dates indicated:


                                                                      At September 30,
                              ----------------------------------------------------------------------------------------------------
                                    1996               1995                1994                1993                  1992
                              -----------------   -----------------   ---------------    -----------------   ---------------------
                                       Percent             Percent             Percent            Percent                  Percent
                                       of total            of total            of total           of total                of total
                              Amount    loans     Amount    loans    Amount     loans    Amount    loans      Amount       loans
                             -------   ------    -------   ------    -------   ------    -------   ------    -------      ------
                                                                         (Dollars in thousands)

Real estate loans:
   One- to four-family       $21,819    75.57%   $21,947    74.51%   $19,553    71.29%   $18,644    71.94%   $18,793       73.92%
   Multifamily                   258     0.90        705     2.39        722     2.63        486     1.88        513        2.02
   Nonresidential              4,831    16.73      4,623    15.69      4,558    16.62      4,553    17.57      4,767       18.75
   Construction                1,084     3.75      1,351     4.59      1,633     5.95      1,191     4.60        351        1.38
                             -------   ------    -------   ------    -------   ------    -------   ------    -------      ------

      Total real estate       27,992    96.95     28,626    97.18     26,466    96.49     24,874    95.99     24,424       96.07
      loans

Commercial loans                 190     0.66        151     0.51        221     0.81        275     1.05        227        0.89

Consumer loans:
   Automobile loans              152     0.53        164     0.56        258     0.94        279     1.08        260        1.02
   Loans on deposits             147     0.51        122     0.41        166     0.61        169     0.65        203        0.80
   Other consumer loans          392     1.35        394     1.34        315     1.15        320     1.23        310        1.22
                             -------   ------    -------   ------    -------   ------    -------   ------    -------      ------

      Total consumer loans       691     2.39        680     2.31        739     2.70        768     2.96        773        3.04
                             -------   ------    -------   ------    -------   ------    -------   ------    -------      ------

Total loans                   28,873    100.0%    29,457   100.00%    27,426   100.00%    25,917   100.00%    25,424      100.00%
                                        ======             =======             =======             =======                =======
  Less:
   Undisbursed portion of
     loans in process         (1,258)               (885)             (1,218)               (798)               (324)
   Unearned and deferred        (397)               (410)               (354)               (319)               (283)
     income
   Allowance for loan losses    (187)               (190)               (191)               (178)               (161)
                             -------             -------             -------             -------             -------

     Net loans               $27,031             $27,972             $25,663             $24,622             $24,656
                             =======             =======             =======             =======             =======

         LOAN MATURITY. The following table sets forth certain information as of September 30, 1996, regarding the dollar amount of loans maturing in the portfolio of Citizens based on their contractual terms to maturity. Demand loans, home equity loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.


                                         Due during the year ending       Due 4-5     Due 6-10    Due 11-20
                                               September 30,                years       years        years
                                      ------------------------------        after       after        after
                                        1997        1998        1999       9/30/96     9/30/96      9/30/96       Total
                                      ------      ------      ------      -------     --------     --------      --------

Real estate loans:
   One- to four-family                $  706      $  736      $  770       $1,746       $5,732      $12,129       $21,819
   Multifamily and nonresidential        198         211         235          512        1,792        2,141         5,089
   Construction                           82          93         100          243          566            -         1,084
Commercial loans                          86          96           8            -            -            -           190
Consumer loans                           220         245         226            -            -            -           691
                                    --------    --------    --------   -----------  ----------- -------------  ----------
Total                                 $1,292      $1,381      $1,339       $2,501       $8,090      $14,270       $28,873
                                      ======      ======      ======       ======       ======      =======       =======


         The table below sets forth the dollar amount of all loans due after one year from September 30, 1996, which have predetermined interest rates and have floating or adjustable interest rates:

                                  Due more than one year after
                                       September 30, 1996
                                  ----------------------------
                                       (In thousands)

Fixed rates of interest                      $  1,680
Adjustable rates of interest                  $25,901


         LOANS SECURED BY ONE- TO FOUR-FAMILY RESIDENCES. The principal lending activity of Citizens is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences located within Madison County. At September 30, 1996, one- to four-family residential loans totaled approximately $21.8 million, or 75.6% of total loans. Citizens also offers home equity lines of credit secured by second mortgages on properties on which Citizens holds the first mortgage. Of the total of one- to four-family residential loans, approximately $21.6 million were secured by first mortgages and approximately $218,000 were secured by second mortgages at September 30, 1996.

         OTS regulations and Ohio law limit the amount which Citizens may lend in relationship to the appraised value at the time of loan origination of the real estate and improvements which will secure the loan (the "LTV"). In accordance with such regulations and laws, and as a matter of policy established by the Board of Directors of Citizens, Citizens makes loans secured by one- to four-family residences for not more than an 80% LTV.

         Adjustable-rate mortgage loans ("ARMs") are offered by Citizens for terms of up to 25 years. The interest rate adjustment periods on ARMs are one year, and the rates are adjusted in accordance with published changes in the cost of funds of the Federal Home Loan Bank of San Francisco. The new interest rate at each change date is determined by adding a margin of 3.00% to the prevailing index. The maximum allowable adjustment at each adjustment date is 2% and the maximum allowable adjustment over the term of a loan is 6%. Citizens has originated no fixed-rate residential real estate loans in approximately the past 10 years.

         Although origination of ARMs decreases interest rate risk, such loans involve other risks. As interest rates rise, for example, the payment by a borrower increases to the extent permitted by the terms of his loan. Such increase in the payment may increase the potential for default. Moreover, the marketability of the underlying property may be adversely affected by a general increase in interest rates. Citizens believes that such risks have not had a material adverse effect on Citizens to date.

         LOANS SECURED BY MULTIFAMILY RESIDENCES. In addition to loans on one- to four-family properties, Citizens originates loans secured by multifamily properties (more than four units). At September 30, 1996, loans secured by multifamily residences totaled approximately $258,000, or 0.9% of total loans of Citizens, consisting of one loan account which was performing in accordance with its terms. Multifamily loans are offered with adjustable rates for terms of up to 25 years and have LTVs up to 80%.

         Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the property to cover operating expenses and debt service. The profitability of a property can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Citizens attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the property and by obtaining personal guarantees on loans made to corporations and partnerships. Citizens requires financial statements to be submitted annually by borrowers whose outstanding loan balances are considered by the Board of Directors to be substantial.

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Citizens also originates loans for the purchase of nonresidential real estate. Among the properties securing the nonresidential real estate loans in the portfolio of Citizens are office buildings and retail properties located in the primary market area of Citizens. At September 30, 1996, approximately $4.8 million, or 16.7%, of the total loans of Citizens were secured by mortgages on nonresidential real estate. At such date, the largest single loan secured by nonresidential real estate had a balance of $598,000 and was performing in accordance with its terms. The nonresidential real estate loans made by Citizens have adjustable rates, terms of up to 25 years and LTVs of up to 75%. For the last five years, the amount of nonresidential real estate loans as a percent of total loans has ranged from a high of 18.8% at September 30, 1992, to a low of 15.7% at September 30, 1995. Citizens also makes loans for the construction of nonresidential real estate.

         Although loans secured by nonresidential real estate have higher interest rates than one- to four-family residential real estate loans, nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Citizens has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

         CONSTRUCTION LOANS. Citizens makes loans for the construction of single-family houses, multifamily properties and nonresidential real estate projects. Of the loans made by Citizens for construction of single-family residences, all are made to owner-occupants or to professional builders. Some of the homes for which construction loans are made to professional builders have not been pre-sold and, therefore, involve greater risk to Citizens.

         Construction loans are offered with adjustable rates for terms of up to 25 years. At September 30, 1996, the loan portfolio of Citizens included $1.1 million in construction loans, or 3.8% of total loans, including undisbursed proceeds of approximately $756,000. All of such amount was for construction of residential properties.

         Construction loans, particularly loans involving nonresidential real estate, generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Citizens would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

         All of the construction loans in the portfolio of Citizens are secured by property in Madison County and contiguous counties.

         COMMERCIAL LOANS. Citizens occasionally makes commercial loans to businesses in its primary market area. Such loans are typically secured by a security interest in equipment, nonresidential real estate or other assets of the borrower. At September 30, 1996, the commercial loan portfolio of Citizens totaled $190,000, or 0.7% of total loans.

         Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default.

         CONSUMER LOANS. Citizens makes various types of consumer loans, including loans made to depositors on the security of their deposit accounts, automobile loans, home improvement loans and other secured loans and unsecured personal loans. Consumer loans are made at varying rates of interest and for varying terms based on the type of loan. At September 30, 1996, Citizens had approximately $691,000, or 2.4% of total loans, invested in consumer loans.

         Consumer loans, particularly consumer loans which are unsecured or are secured by depreciating assets such as automobiles, may entail greater risk than residential real estate loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions.

         LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by the lending staff of Citizens and walk-in customers.

         Loan applications for permanent real estate loans are taken by loan personnel at the office of Citizens. Citizens typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by an appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with the underwriting guidelines of Citizens. Loans of amounts less than $100,000 may be approved by the President of Citizens. Loans of amounts between $100,000 and $150,000 may be approved by the Executive Committee of the Board of Directors. Loans in excess of $150,000 require approval of the full Board of Directors of Citizens.

         If a mortgage loan application is approved, Citizens typically obtains an attorney's opinion of title. Citizens obtains title insurance on only approximately 10% of its loans secured by real estate. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Citizens as an insured mortgagee.

         The procedure for approval of construction loans is the same as for permanent real estate loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. Citizens also evaluates the feasibility of the proposed construction project and the experience and record of the builder. Once approved, the construction loan is disbursed in portions based upon periodic inspections of construction progress.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

         LOAN ORIGINATIONS AND PARTICIPATIONS. Currently, Citizens is originating only ARMs and has no intention to sell such loans in the secondary market. Citizens does not service loans for other financial institutions.

         The following table presents the loan origination activity of Citizens for the periods indicated:

                                                                              Year ended September 30,
                                                        ---------------------------------------------------------------------
                                                          1996           1995           1994             1993           1992
                                                        --------       --------       --------         --------       -------
                                                                                    (In thousands)

Loans originated:
  One- to four-family residential                        $3,399         $3,164          $3,695           $3,961         $2,441
  Multifamily residential                                     -              -             270                -              -
  Nonresidential                                          1,180            769           1,058              987            625
  Construction                                            1,782          2,231           2,723            1,819          1,057
  Commercial                                                156             79             151              246            204
  Consumer                                                  657            520             638              625            658
                                                        -------       --------        --------          -------      ---------
    Total loans originated                                7,174          6,763           8,535            7,638          4,985

Principal repayments                                     (8,227)        (4,494)         (7,567)          (7,145)        (7,105)

Increase (decrease) in other items, net (1)                 112             40              73             (527)            79
                                                        -------      ---------       ---------         --------     ----------
Net increase (decrease)                                  $ (941)        $2,309          $1,041         $    (34)       $(2,041)
                                                         ======         ======          ======         ========        =======
-----------------------------

(1) Other items consist of deferred loan fees, allowance for loan losses and the undisbursed portion of construction loans.

         In November 1995, Citizens purchased a $285,000 participation interest in a $950,000 land development loan on property located in London, Ohio. Before purchasing the participation interest, Citizens evaluated the creditworthiness of the borrower and the value of the property in accordance with the normal underwriting standards of Citizens. The loan is currently performing in accordance with its terms. Citizens has no participation interest in any other loan.

        FEDERAL LENDING LIMIT. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan reserves not already included in total capital (collectively, "Lending Limit Capital"). A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated.

         Based on the 15% limit, Citizens was able to lend approximately $843,600 to one borrower at September 30, 1996. The largest amount Citizens had outstanding to one borrower and related persons or entities at September 30, 1996, was $634,000, consisting of two loans, the largest of which was $598,000. Each of such loans is secured by real estate and was performing in accordance with its terms on September 30, 1996.

         LOAN ORIGINATION AND OTHER FEES. Citizens realizes loan origination fees and other fee income from its lending activities and also realizes income from late payment charges, application fees and fees for other miscellaneous services.

         Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91 as an adjustment to yield over the life of the related loan.

         DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. Payments on loans made by Citizens are due on the first day of the month with the interest portion of the payment applicable to interest accrued during the prior month. When a loan payment has not been made by the fifteenth of the month, a late notice is sent. If payment is not received by the thirtieth day, a second notice is sent. Telephone calls are made to the borrower in connection with both the 15- and 30-day notices. Each of the loans bears a late payment penalty which is assessed as soon as such loan is more than 15 days delinquent. The late penalty is the greater of 5% of the payment due or $20.

         When a loan secured by real estate becomes more than 90 days delinquent, the loan is placed in nonaccrual status and a letter is sent to the borrower by Citizens to inform the borrower that foreclosure proceedings will begin if the loan is not brought current within 30 days. If the loan has not been brought current within such 30-day period, the Board of Directors normally refers the loan to an attorney to commence foreclosure proceedings.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                      At September 30,
                        ------------------------------------------------------------------------------------------------------------
                                 1996                  1995                  1994                  1993                1992
                        ----------------------  -------------------  --------------------  -------------------  --------------------
                                       Percent                Percent             Percent               Percent              Percent
                                       of total              of total             of total              of total            of total
                        Number  Amount  loans   Number Amount loans  Number Amount loans   Number Amount loans  Number Amount loans
                        ------  ------  ------  ------ ------ -----  ------ ------ ------  ------ -----  -----  ------ ------ -----
                                                                    (Dollars in thousands)

Loans delinquent for:
 30 - 59 days                3   $ 51    .18%      3   $ 52    .18%     6   $ 93    .34%      9   $281   1.08%     12   $331   1.30%
 60 - 89 days                1      8    .03       2      3    .01      6    148    .54       4     99    .38       1      6    .02
 90 days and over            4    261    .90       1     45    .15      3     75    .27       6     66    .25      14    252    .99
                          ----   ----   ----    ----   ----   ----   ----   ----   ----    ----   ----   ----    ----   ----   ----
  Total delinquent loans     8   $320   1.11%      6   $100    .34%    15   $316   1.15%     19   $446   1.71%     27   $589   2.31%
                          ====   ====   ====    ====   ====   ====   ====   ====   ====    ====   ====   ====    ====   ====   ====

         Nonperforming assets include nonaccruing loans, real estate acquired by foreclosure or by deed-in-lieu thereof, in-substance foreclosures and repossessed assets. Citizens ceases to accrue interest on real estate loans if the collateral value is not adequate, in the opinion of management, to cover the outstanding principal and interest. Generally, however, Citizens ceases to accrue such interest on a loan at any time the loan is 90 days or more delinquent.


         The following table sets forth information with respect to the accrual and nonaccrual status of the loans and other nonperforming assets of Citizens at the dates indicated:

                                                                             At September 30,
                                              ---------------------------------------------------------------------------
                                               1996              1995              1994              1993           1992
                                              --------          ------            -------          -------         ------
                                                                        (Dollars in thousands)

Accruing loans delinquent 90+ days            $     -           $    -            $    -           $    -         $     2
Loans accounted for on a
   nonaccrual basis:
   Real estate
     One- to four-family                          237               45                75               66             222
     Multifamily                                    -                -                 -                -               -
     Nonresidential                                24                -                 -                -              28
   Consumer                                         -                -                 -                -               -
                                              -------           ------            ------           -------         ------
     Total nonaccrual loans                       261               45                75               66             250
                                                -----           ------            ------           ------          ------

     Total nonperforming loans                    261               45                75               66             252

   Real estate owned                                -                -                 -                -               -
                                              -------           ------             -----           ------          ------

     Total nonperforming assets                  $261            $  45             $  75            $  66            $252
                                                 ====            =====             =====            =====            ====

     Allowance for loan losses                   $187             $190              $191             $178            $161

     Nonperforming assets as a percent
       of total assets                           .71%             .13%              .24%              .21%            .89%

     Nonperforming loans as a percent
       of total loans                            .90%             .15%              .27%              .25%            .99%

     Allowance for loan losses as a
       percent of nonperforming loans          71.65%          422.22%           254.67%           269.70%          63.89%


         The increase in nonperforming loans to $261,000 at September 30, 1996, from $45,000 at September 30, 1995, was due primarily to one residential loan account totalling $192,000 which was in the process of foreclosure. Management of Citizens believes that such loan is adequately collateralized and anticipates no loss on such loan account.

         For the year ended September 30, 1996, gross interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms was $15,000. Interest collected on such loans and included in net earnings was approximately $6,000.

         Real estate acquired by Citizens as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, such property is recorded by Citizens at the lower of cost or the estimated fair value of the real estate, less estimated selling expenses, at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. All costs incurred in maintaining REO property are expensed from the date the property is acquired. Costs relating to the development and improvement of the property are capitalized to the extent of fair value. At September 30, 1996, Citizens had no REO properties.

         Citizens classifies its own assets on a monthly basis in accordance with federal regulations. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that Citizens will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of Citizens is not warranted.

         The aggregate amounts of classified assets of Citizens at the dates indicated were as follows:

                         At September 30,
                      1996     1995     1994
                      ----     ----     -----
                          (In thousands)
Classified assets:
 Substandard           $261     $ 45     $ 75
 Doubtful               --       --       --
 Loss                   --       --       --
                       ----     ----     ----
  Total classified     $261     $ 45     $ 75
                       ====     ====     ====
    assets


         Citizens establishes general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, Citizens establishes specific allowances for losses in the amount of 100% of the portion of the asset classified loss. Generally, Citizens charges off the portion of any real estate loan deemed to be uncollectible.

         Citizens analyzes each classified asset on a monthly basis to determine whether changes in the classifications are appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, if any, the use of the real estate securing the loan, the status of the borrower and the appraised value of the real estate. As such factors change, the classification of the asset will change accordingly.

         ALLOWANCE FOR LOAN LOSSES. Senior management, with oversight by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of delinquent and nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. The amounts in the provision for loan losses shown in the table below for fiscal years 1992 through 1996 were determined based upon past loan experience, a review of individual specific problem loans, if any, the estimated value of the underlying collateral and the prevailing economic conditions. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995 - Possible Inadequacy of the Allowance for Loan Losses."

         The following table sets forth an analysis of the allowance for loan losses of Citizens for the periods indicated:

                                                                   Year ended September 30,
                                            -----------------------------------------------------------------------
                                              1996            1995            1994            1993            1992
                                            --------         -------        -------          ------         -------
                                                                      (Dollars in thousands)

Balance at beginning of period                  $190            $191           $178            $161            $144

Charge-offs                                       (3)             (1)             -               -             (13)
Recoveries                                         -               -              -               -               -
                                                ----            ----           ----            ----            ----
Net charge-offs                                   (3)             (1)             -               -             (13)
                                                ----            ----           ----            ----            ----

Provision for loan losses                          -               -             13              17              30
                                                ----            ----           ----            ----            ----

Balance at end of year                          $187            $190           $191            $178            $161
                                                ====            ====           ====            ====            ====

Ratio of net charge-offs
   to average loans outstanding
   during the period                             .01%              -%            -%               -%              -%
Ratio of allowance for loan losses
   to total loans                                .65%           .65%            .70%            .69%            .63%

         The following table sets forth the allocation of the allowance for loan losses of Citizens by type of loan at the dates indicated:

                                                           At September 30,
               --------------------------------------------------------------------------------------------------------
                      1996                  1995                 1994                 1993                1992
               -----------------    -------------------    -------------------  ----------------    -------------------
                        Percent of          Percent of            Percent of           Percent of            Percent of
                      loans in each        loans in each         loans in each        loans in each         loans in each
                       category to          category to           category to          category to          category to
               Amount  total loans  Amount  total loans    Amount total loans  Amount  total loans  Amount  total loans
               ------    -------    ------   ---------     ------ ---------    ------  ---------    ------   --------
                                                        (Dollars in thousands)
Balance at
year end
applicable to:
 Real estate    $181      96.95%     $152      97.18%     $152      96.49%     $144      95.99%     $133      96.07%
 loans
 Commercial        1       0.66         7       0.51         9       0.81         9       1.05         6       0.89
 loans
 Consumer          5       2.39        31       2.31        30       2.70        25       2.96        22       3.04
 loans
 Unallocated     --        --         --        --         --        --         --        --         --        --
                ----     ------      ----     ------      ----     ------      ----     ------      ----     ------
  Total         $187     100.00%     $190     100.00%     $191     100.00%     $178     100.00%     $161     100.00%
                ====     ======      ====     ======      ====     ======      ====     ======      ====     ======


         The allowance for loan losses is based on estimates and is, therefore, monitored monthly and adjusted as necessary to provide an adequate allowance.

INVESTMENT ACTIVITIES

         OTS regulations require that Citizens maintain a minimum amount of liquid assets, which may be invested in interest-bearing deposits in other financial institutions, U.S. Treasury and agency obligations, mortgage-backed securities and certain other specified investments. The Board of Directors of Citizens has adopted an investment policy which authorizes management to make investments in U.S. Government and agency securities, deposits in the FHLB, certificates of deposit in federally-insured financial institutions and mortgage-backed securities. John J. Bodle, the President of Citizens, and Joyce
E. Bauerle, its Treasurer, have primary responsibility for implementation of the investment policy. The investment policy of Citizens is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk and to maximize return without sacrificing liquidity and safety. Such investment policy currently provides that all investment securities are held to maturity.

The following table sets forth the composition of interest-bearing deposits, investment securities and mortgage-backed securities of Citizens at the dates indicated:


                                                                          At September 30,
                                  -------------------------------------------------------------------------------------------------
                                                 1996                           1995                             1994
                                  -------------------------------  --------------------------------  ------------------------------
                                  Carrying   % of   Fair    % of   Carrying % of     Fair     % of   Carrying  % of   Fair    % of
                                   value    total   value   total   value   total    value    total   value   total   value   total
                                  -------  ------  ------  ------  ------  -------  -------  ------  ------- ------- ------- ------
                                                                      (Dollars in thousands)
Interest-bearing deposits:
  Demand deposits                  $1,674   19.52% $1,674   19.74% $1,359   30.08%  $1,359   30.32%  $1,055   24.04% $1,055   25.01%
  Overnight deposits                  650    7.58     650    7.67     650   14.39      650   14.50      650   14.82     650   15.41
                                   ------  ------  ------  ------  ------  ------   ------  ------   ------  ------  ------  ------
   Total interest-bearing deposits  2,324   27.10   2,324   27.41   2,009   44.47    2,009   44.82    1,705   38.86   1,705   40.42

Investment securities:
  Held to maturity:
   U.S. Government and agency
     securities                     2,000   23.32   1,991   23.48     500   11.07      495   11.05      500   11.40     476   11.29
Available for Sale:
  Corporate equity securities         220    2.57     220    2.59    --      --       --      --       --      --      --       --

Mortgage-backed securities
  held to maturity                  4,032   47.01   3,944   46.52   2,009   44.46    1,978   44.13    2,182   49.74   2,037   48.29
                                   ------  ------  ------  ------  ------  ------   ------  ------   ------  ------  ------  ------
Total investments                  $8,576  100.00% $8,479  100.00% $4,518  100.00%  $4,482  100.00%  $4,387  100.00% $4,218  100.00%
                                   ======  ======  ======  ======  ======  ======   ======  ======   ======  ======  ======  ======

         The maturities of the interest-bearing deposits, U.S. Government and agency obligations and mortgage-backed securities of Citizens at September 30, 1996, are indicated in the following table:

                                                         At September 30, 1996
                     --------------------------------------------------------------------------------------------------------
                                         After one through   After five         After ten
                       One year or less     five years    through ten years       years                   Total
                     ------------------  ---------------- ----------------  ----------------- -------------------------------
                     Carrying   Average  Carrying Average Carrying Average  Carrying  Average Carrying   Market   Weighted
                       value     yield    value    yield    value   yield     value    yield    value    value  average yield
                     -------     -----    -----    -----    -----   -----     -----    -----    -----    -----  -------------
                                                            (Dollars in thousands)

Interest-bearing
  deposits in other   $2,324     5.28%   $    -        -%  $    -      -%      $  -       -%   $2,324    $2,324    5.28%
  financial
  institutions
U.S. Government and
  agency obligations   1,000     5.59     1,000     6.56        -       -         -       -     2,000     1,991    6.08
Mortgage-backed
  securities              58     6.26       272     6.26    2,906    6.26       796    6.26     4,032     3,944    6.26
                      ------     ----    ------     ----   ------    ----      ----    ----    ------    ------    ----


     Total            $3,382     5.39%   $1,272     6.50%  $2,906    6.26%     $796    6.26%   $8,356    $8,259    5.94%
                      ======     ====    ======     ====   ======    ====      ====    ====    ======    ======    ====


DEPOSITS AND BORROWINGS

         GENERAL. Deposits have traditionally been the primary source of funds used by Citizens in lending and other investment activities. In addition to deposits, Citizens derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to general interest rates and money market conditions. Citizens also utilizes FHLB advances as an alternative source of funds.

         DEPOSITS. Deposits are attracted principally from within the market area of Citizens through the offering of a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market accounts, regular passbook savings accounts, term certificate accounts and Individual Retirement Accounts ("IRAs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Citizens based on the liquidity requirements and growth goals of Citizens and interest rates paid by competitors. Citizens does not use brokers to attract deposits. The amount of deposits received by Citizens from outside its market area is not significant.

         At September 30, 1996, certificates of deposit at Citizens totaled approximately $19.1 million, or 67.9% of total deposits. Of such amount, approximately $11.4 million in certificates of deposit mature within one year. Based on past experience and the prevailing pricing strategies of Citizens, management believes that a substantial percentage of such certificates will be renewed with Citizens at maturity. If there is a significant deviation from historical experience, Citizens can utilize borrowings from the FHLB of Cincinnati as an alternative source of funds.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Citizens at the dates indicated:

                                                                      At September 30,
                                             ---------------------------------------------------------------------
                                                     1996                    1995                     1994
                                             ------------------      ---------------------    --------------------
                                                        Percent                   Percent                 Percent
                                                        of total                  of total                of total
                                             Amount     deposits      Amount      deposits    Amount      deposits
                                             ------     --------      ------      --------    ------      --------
                                                                    (Dollars in thousands)
Transaction accounts:
 NOW accounts (1)                            $2,963       10.51%    $ 2,459          8.04%   $ 2,608         9.21%
 Super NOW accounts (2)                         235        0.83         268          0.88        287         1.01
 Passbook savings accounts (3)                5,587       19.82       6,184         20.21      7,966        28.12
 Money market accounts (4)                      278         .98         387          1.26        471         1.67
                                            -------     -------     -------        ------    -------       ------

  Total transaction accounts                  9,063       32.14       9,298         30.39     11,332        40.01

Certificates of deposit:
   4.00% or less                                  -           -         241           .79      4,620        16.31
   4.01 -  6.00%                             13,482       47.82      13,159         43.01     10,252        36.20
   6.01 -  8.00%                              5,650       20.04       7,892         25.80      1,866         6.58
   8.01 - 10.00%                                  -           -           4           .01        254          .90
                                            -------      ------     -------        ------    -------       ------

   Total certificates of deposit (5)         19,132       67.86      21,296         69.61     16,992        59.99
                                            -------      ------     -------        ------    -------       ------

   Total deposits                           $28,195      100.00%    $30,594        100.00%   $28,324       100.00%
                                            =======      ======     =======        ======    =======       ======

-----------------------------

(1) The weighted average rate on NOW accounts at September 30, 1996, was 2.29%.

(2) The weighted average rate on Super NOW accounts at September 30, 1996, was 2.49%.

(3) The weighted average rate on passbook savings accounts at September 30, 1996, was 3.00%.

(4) The weighted average rate on money market accounts at September 30, 1996, was 2.74%.

(5) The weighted average rate on all certificates of deposit, including IRA accounts, at September 30, 1996, was 5.96%.

         Citizens bids on public funds from entities in its primary market area. The amount of such deposits was approximately $79,000 at September 30, 1996.

         The following table shows rate and maturity information for certificates of deposit at Citizens at September 30, 1996:

                                                           Amount Due
                                ---------------------------------------------------------------
                                               Over          Over
                                 Up to       1 year to     2 years to      Over
       Rate                     one year      2 years       3 years       3 years        Total
       ----                     --------     ---------      --------     ---------      -------
                                                        (In thousands)

4.00% or less                    $     -       $    -          $  -       $    -        $     -
4.01% to 6.00%                     8,807        3,651           750          274         13,482
6.01% to 8.00%                     2,583          479            89        2,499          5,650
                                 -------       ------          ----       ------        -------
  Total certificates
    of deposit                   $11,390       $4,130          $839       $2,773        $19,132
                                 =======       ======          ====       ======        =======

         The following table presents the amount of certificates of deposit of $100,000 or more at Citizens by the time remaining until maturity at September 30, 1996:

           Maturity                                     Amount
           --------                                     ------
                                                    (In thousands)

Three months or less                                  $     -
Over 3 months to 6 months                                 311
Over 6 months to 12 months                                474
Over 12 months                                            841
                                                        -----

    Total                                              $1,626


         The following table sets forth the deposit account balance activity at Citizens for the periods indicated:


                                                                    Year ended September 30,
                                                          ----------------------------------------
                                                           1996              1995            1994
                                                          ------            ------          ------
                                                                  (Dollars in thousands)

                    Beginning balance                      $30,594           $ 28,324      $27,792
                    Deposits                                51,564             49,778       65,549
                    Withdrawals                            (55,118)           (48,875)     (66,120)
                                                           -------           --------      -------
                    Net deposits before interest
                      credited                              27,040             29,227       27,221
                    Interest credited                        1,155              1,367        1,103
                                                           -------           --------      -------
                    Ending balance                          28,195             30,594       28,324
                                                           -------           --------      -------

                      Net increase (decrease)              $(2,399)          $  2,270     $    532
                                                           =======           ========     ========


         BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Citizens is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL test"). If an association meets the QTL test, such association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, such association will be eligible for such advances only to the extent it holds specified QTL test assets. At September 30, 1996, Citizens was in compliance with the QTL test and had $300,000 in advances from the FHLB, bearing interest at the rate of 9.25% and with a maturity date of June 2001.

COMPETITION

         Citizens competes for deposits with other savings and loan associations, savings banks, commercial banks and credit unions and with issuers of commercial paper and other securities, including shares in money market mutual funds. The primary factors in competition for deposits are customer service and convenience of office location. In making loans, Citizens competes with other savings banks, savings and loan associations, commercial banks, mortgage brokers, consumer finance companies, credit unions, leasing companies and other lenders. Citizens competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is intense and is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. Citizens does not offer all of the products and services offered by some of its competitors, particularly commercial banks. Citizens monitors the product offerings of its competitors and adds new products when it can do so competitively and cost effectively. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995 - Competition."

EMPLOYEES

         As of September 30, 1996, Citizens had nine full-time employees and one part-time employee. Citizens believes that relations with its employees are excellent. Citizens offers health and disability benefits and a defined benefit pension plan. None of the employees of Citizens is represented by a collective bargaining unit.


                                   REGULATION

GENERAL

        LFC is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, LFC is subject to regulation, examination and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. Because LFC is a corporation organized under Ohio law, LFC is subject to provisions of the Ohio Revised Code applicable to corporations generally.

        As a savings and loan association chartered under the laws of Ohio, Citizens is subject to regulation, examination and oversight by the Superintendent of the Division of Financial Institutions of the Department of Commerce of the State of Ohio (the "Ohio Superintendent"). Because Citizens' deposits are insured by the FDIC, Citizens also is subject to regulation and examination by the OTS and regulatory oversight by the FDIC. Citizens must file periodic reports with the Ohio Superintendent and the OTS concerning its activities and financial condition. Examinations are conducted periodically by these federal and state regulators to determine whether Citizens is in compliance with various regulatory requirements and is operating in a safe and sound manner. Citizens is a member of the FHLB and is subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System (the "FRB").

        Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and Citizens may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Citizens may engage and would probably subject Citizens to more regulation by the FDIC. In addition, LFC might become subject to a different set of holding company regulations which may limit the activities in which LFC may engage and subject LFC to other additional regulatory requirements, including separate capital requirements. At this time, LFC cannot predict when or whether Congress may actually pass legislation regarding LFC's and Citizens' regulatory requirements or charter. Although such legislation may change the activities in which either LFC and Citizens may engage, it is not anticipated that the current activities of either LFC or Citizens will be materially affected by those activity limits. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995 - Legislation and Regulation that may Adversely Affect LFC's Earnings."

OHIO CORPORATION LAW

        MERGER MORATORIUM STATUTE. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations which have significant ties to Ohio. This statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares which resulted in such person first becoming an Interested Shareholder.

        After the initial three-year moratorium, such a business combination may not occur unless (1) one of the specified exceptions applies, (2) the holders of at least two-thirds of the voting shares, and of at least a majority of the voting shares not beneficially owned by the Interested Shareholder, approve the business combination at a meeting called for such purpose, or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

        An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. Neither LFC nor Citizens has opted out of the protection afforded by Chapter 1704.

        CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that certain acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

        TAKEOVER BID STATUTE. Ohio law also contains a statute regulating takeover bids for any Ohio corporation, including savings and loan associations. Such statute provides that no offeror may make a takeover bid unless (i) at least 20 days prior thereto the offeror announces publicly the terms of the proposed takeover bid and files with the Ohio Division of Securities (the "Securities Division") and provides the target company with certain information in respect of the offeror, his ownership of the company's shares and his plans for the company, and (ii) within ten days following such filing either (a) no hearing is required by the Securities Division, (b) a hearing is requested by the target company within such time but the Securities Division finds no cause for hearing exists, or (c) a hearing is ordered and upon such hearing the Securities Division adjudicates that the offeror proposes to make full, fair and effective disclosure to offers of all information material to a decision to accept or reject the offer.

        The takeover bid statute also states that no offeror shall make a takeover bid if he owns 5% or more of the issued and outstanding equity securities of any class of the target company, any of which were purchased within one year before the proposed takeover bid, and the offeror, before making any such purchase, failed to announce his intention to gain control of the target company, or otherwise failed to make full and fair disclosure of such intention to the persons from whom he acquired such securities. The United States District Court for the Southern District of Ohio has determined that the Ohio takeover bid statute is preempted by federal regulation.

OHIO SAVINGS AND LOAN REGULATION

        The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally-chartered savings association. See " - Federal Deposit Insurance Corporation -- State Association Activities." The Ohio Superintendent also has approval authority over any mergers involving, or acquisitions of control of, Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio association in conservatorship or receivership.

        In addition to being governed by the laws of Ohio specifically governing savings and loan associations, Citizens is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings and loan associations.

OFFICE OF THRIFT SUPERVISION

        GENERAL. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

        Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in that area. Citizens has received a "satisfactory" examination rating under those regulations.

         REGULATORY CAPITAL REQUIREMENTS. Citizens is required by OTS regulations to meet certain minimum capital requirements. The tangible capital requirement requires savings associations to maintain "tangible capital" of not less than 1.5% of their adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 3% of their total assets. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Citizens does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Citizens includes a general loan loss allowance of $187,000 at September 30, 1996.

         The following table sets forth the amount and percentage level of regulatory capital of Citizens at September 30, 1996, and the amount by which it exceeds the minimum requirements:


                                                      At September 30, 1996
                                            --------------------------------------
                                               Amount                        Percent
                                               ------                        -------
                                           (In thousands)

Tangible capital                               $5,437                        15.7%
Requirement                                       521                         1.5
                                             --------                       -----
Excess                                         $4,916                        14.2%
                                               ======                        ====

Core capital                                   $5,437                        15.7%
Requirement                                     1,042                         3.0
                                              -------                       -----
Excess                                         $4,395                        12.7%
                                               ======                        ====

Risk-based capital                             $5,624                        30.3%
Risk-based requirement                          1,487                         8.0
                                              -------                       -----
Excess                                         $4,137                        22.3%
                                               ======                        ====


        The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component. Citizens currently qualifies for such exemption. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

        The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (1) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and core capital of 4% (except for associations receiving the highest examination rating, in which case the level is 3%) but are not well-capitalized; (3) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital of less than 3% or core capital of less than 3%; and (5) critically undercapitalized associations are those with tangible capital of 2% or less of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Citizens' capital at September 30, 1996, met the standards for a well-capitalized institution.

        Federal law prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized or (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

        LIQUIDITY. OTS regulations require that a savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Federal regulations also require each association to maintain an average daily balance of short-term liquid assets of not less than 1% of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Citizens at September 30, 1996, was approximately $2.8 million, or 9.6%, and exceeded the then applicable 5.0% liquidity requirement by approximately $1.4 million.

        QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, there was only one QTL test. Such test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans, stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association may also qualify under the Internal Revenue Code of 1986, as amended (the "Code"), for thrift institution status. According to the test under the Code, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At September 30, 1996, Citizens met the QTL test.

        LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral."

Certain types of loans are not subject to the lending limit. In applying the limit on loans to one borrower the regulations require that loans to certain related borrowers be aggregated. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. At September 30, 1996, Citizens was in compliance with this lending limit. See "Lending Activities - Federal Lending Limit."

        TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Citizens was in compliance with such restrictions at September 30, 1996.

        All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. LFC is an affiliate of Citizens. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Citizens was in compliance with these requirements and restrictions at September 30, 1996.

        LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

        The first rating category is Tier 1, consisting of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Citizens meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.

        The second category, Tier 2, consists of associations that before and after the proposed distribution meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the most recent four quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposed to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution.

        As a subsidiary of LFC, Citizens is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. Citizens paid no dividends to LFC during fiscal 1996.

        In December 1995, the OTS issued a proposal to amend the capital distribution limits. Under that proposal, associations which are not owned by a holding company and which have a CAMEL examination rating of 1 or 2 could make a capital distribution without notice to the OTS, if they remain adequately capitalized, as described above, after the distribution is made. Any other association seeking to make a capital distribution that would not cause the association to fall below the capital levels to qualify as adequately capitalized or better would have to provide notice to the OTS. Except under limited circumstances and with OTS approval, no capital distribution would be permitted if it caused the association to become undercapitalized or worse.

        HOLDING COMPANY REGULATION. LFC is a savings and loan holding company within the meaning of the HOLA. As such, LFC has registered with the OTS and will be subject to OTS regulations, examination, supervision and reporting requirements.

        The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

        As a unitary savings and loan holding company, LFC is generally subject to no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit LFC's ability to engage in these activities and cannot predict if and in what form these proposals might become law. However, such limits would not impact LFC's current activities, which consist solely of holding stock of Citizens. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1996, Citizens met both those tests.

        If LFC acquired control of another savings institution, other than through a merger or other business combination with Citizens, LFC would become a multiple savings and loan holding company. Unless the acquisition was an emergency thrift acquisition and each subsidiary savings association met the QTL test, the activities of LFC and any of its subsidiaries (other than Citizens or other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

        The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located

(or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions. Bank holding companies have had more expansive authority to make interstate acquisitions than savings and loan holding companies since August 1995.

        FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF LFC AND CITIZENS. In addition to the Ohio law limitations on the merger and acquisition of Citizens and LFC, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Citizens or LFC without 60 days prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

        In addition, any merger of Citizens must be approved by the OTS as well as the Superintendent. Further, any merger of LFC in which LFC is not the resulting company must also be approved by both the OTS and the Superintendent.

FEDERAL DEPOSIT INSURANCE CORPORATION

        DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. The FDIC is required to maintain designated levels of reserves in each fund. Prior to October 1, 1996, the reserves of the SAIF were below the level required by law, because a significant portion of the assessments paid into the fund have been and are being used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May 1995. As a result, there was a significant disparity between BIF and SAIF assessments during 1996.

        Citizens is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Citizens, and has authority to initiate enforcement actions against federally insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

        The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

        Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy savings associations were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995. Such excess equaled approximately $.23 per $100 in deposits beginning in 1996. This premium disparity had a negative competitive impact on Citizens and other institutions in the SAIF.

        Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF deposits are required to pay the same special assessment on 80% of deposits at March 31, 1995. In addition, the cost of prior thrift failures will be shared by both the SAIF and the BIF. As a result of such cost sharing, BIF assessments for healthy banks in 1997 will be $.013 per $100 in deposits, and SAIF assessments for healthy institutions in 1997 will be $.064 per $100 in deposits.

        Citizens had $30.6 million in deposits at March 31, 1995. Citizens paid a special assessment of $193,000 in November 1996, which was accounted for and recorded as of September 30, 1996. This assessment is tax-deductible, but has reduced earnings for the year ended, and capital at, September 30, 1996.

        STATE-CHARTERED ASSOCIATION ACTIVITIES. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Citizens' activities and investments at September 30, 1996, were permissible for a federal association.

FRB RESERVE REQUIREMENTS

        FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $52.0 million of such accounts (subject to an exemption of up to $4.3 million), and of 10% of net transaction accounts in excess of $52.0 million. At September 30, 1996, Citizens was in compliance with this reserve requirement.

FEDERAL HOME LOAN BANKS

        The Federal Home Loan Banks provide credit to their members in the form of advances. Citizens is a member of the FHLB and must maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Citizens' residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Citizens is in compliance with this requirement with an investment in stock of the FHLB of $261,000 at September 30, 1996.

        Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

        The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by the FHLB must be made only to provide funds for residential housing finance. The FHLB has established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The FHLB reviews and accepts proposals for subsidies under that program twice a year. Citizens has participated in this program.


                                    TAXATION

FEDERAL TAXATION

         LFC and Citizens are both subject to the federal tax laws and regulations which apply to corporations generally. Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Citizens, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the reserve method of Section 593 of the Code.

         Under Section 593 of the Code, a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience method", a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1994, 1993 and 1992, Citizens used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

         Section 1616(a) of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method. The percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Citizens, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996.

         A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Citizens to LFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Citizens for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1996, the pre-1988 reserves of Citizens for tax purposes totaled approximately $340,000. Citizens believes it had approximately $2.9 million of accumulated earnings and profits for tax purposes as of September 30, 1996, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Citizens will have current or accumulated earnings and profits in subsequent years.

         In addition to the regular income tax, LFC and Citizens are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, LFC and Citizens are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         The tax returns of Citizens have been audited or closed without audit through fiscal year 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Citizens.

OHIO TAXATION

         LFC is subject to the Ohio corporation franchise tax, which, as applied to LFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth.

         In computing its tax under the net worth method, LFC may exclude 100% of its investment in the capital stock of Citizens after the Conversion, as reflected on the balance sheet of LFC, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of Citizens. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, LFC may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

         A special litter tax is also applicable to all corporations, including LFC, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

         Citizens is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the book net worth of Citizens determined in accordance with generally accepted accounting principles. As a "financial institution," Citizens is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.    DESCRIPTION OF PROPERTY

         The following table sets forth certain information at September 30, 1996, regarding the office facilities of Citizens:

                                          Owned or                  Date             Net book
              Location                     leased                 acquired            value
              --------                     ------                 --------            -----

2 East High Street, London, Ohio           Owned                    1977             $336,000


ITEM 3.    LEGAL PROCEEDINGS

         Neither LFC nor Citizens is presently involved in any material legal proceedings. From time to time, Citizens is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Citizens.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information contained in the 1996 Annual Report to Shareholders (the "Annual Report") under the caption "Common Stock and Related Information" is incorporated herein by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.


ITEM 7.    FINANCIAL STATEMENTS

        The Consolidated Financial Statements appearing in the Annual Report and the report of Grant Thornton LLP ("Grant Thornton") dated November 22, 1996, are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 11, 1996, LFC, with the approval of its Board of Directors, dismissed KPMG Peat Marwick ("KPMG") as LFC's independent auditor and engaged Grant Thornton to act in such capacity. The reports of KPMG on the consolidated financial statements of Citizens for the fiscal years ended September 30, 1994 and 1995, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for a separate paragraph stating that Citizens changed its method of accounting for investments in 1995. During the fiscal years ended September 30, 1994 and 1995, and the interim period through July 11, 1996, there were no disagreements between LFC or Citizens and KPMG on any matter of accounting principles or practices, consolidated financial statement disclosure or audit scope or procedure.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The information contained in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of LFC (the "Proxy Statement"), a copy of which is attached as Exhibit 28 hereto, under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS -- Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


ITEM 10.   EXECUTIVE COMPENSATION

         The information contained in the Proxy Statement under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS -- Compensation of Executive Officers and Directors" is incorporated herein by reference.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the Proxy Statement under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS -- Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Proxy Statement under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS -- Certain Transactions" is incorporated herein by reference.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS


     Exhibit
     -------


      3(a)        Articles of Incorporation                Incorporated by reference to the Registration Statement
                                                           on Form S-1 filed by LFC on December 8, 1995, and
                                                           amended on January 31 and February 8, 1996 (the "Form
                                                           S-1"), Exhibit 3.1


      3(b)        Certificate of Amendment to
                  Articles of Incorporation

      3(c)        Code of Regulations                      Incorporated by reference to the Form S-1, Exhibit 3.2

       13         Annual Report to Shareholders

        21        Subsidiaries of the Registrant

       27         Financial Data Schedule

       28         Proxy Statement

       99.1       Revised Report of KPMG Peat Marwick LLP

       99.2       Safe Harbor Under the Private
                  Securities Litigation Reform Act
                  of 1995

(b)     REPORTS ON FORM 8-K

         A report on Form 8-K was filed on July 19, 1996, and an amendment to such Form 8-K was filed on July 27, 1996, to report the change in the Registrant's independent accountant.

                                   SIGNATURES

       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          LONDON FINANCIAL CORPORATION

                          By:John J. Bodle
                             --------------------------------
                             John J. Bodle, President
                             (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


     John I. Andrix                                  Rodney A. Bell
     -----------------------                         ---------------------
     John I. Andrix                                  Rodney A. Bell
     Director                                        Director

     Date:  December 19, 1996                        Date:  December 19, 1996



     John J. Bodle                                   Donald E. Forrest
     -----------------------                         ---------------------
     John J. Bodle                                   Donald E. Forrest
     Chief Executive Officer, Principal              Director
     Financial Officer, Principal Accounting
     Officer and Director

     Date:  December 19, 1996                        Date:  December 19, 1996



     Edward D. Goodyear                              Kennison A. Sims
     -----------------------                         ---------------------
     Edward D. Goodyear                              Kennison A. Sims
     Director                                        Director

     Date:  December 19, 1996                        Date:  December 19, 1996