Form 10QSB
period 1996-12-31
LONDON FINANCIAL CORP
filed 1997-02-12
CIK 1004961

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-26248

                          LONDON FINANCIAL CORPORATION
             _______________________________________________________
             (Exact name of registrant as specified in its charter)

             OHIO                                        34-1800830
_______________________________                    ______________________
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)


    2 East High Street
       London, Ohio                                          43140
   _____________________                                  __________
   (Address of principal                                  (Zip Code)
     executive office)

Issuer's telephone number, including area code: (614) 852-0787

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__               No _____


As of January 31, 1997, the latest practicable date, 529,000 of the registrant's common shares, without par value, were issued and outstanding.


                               Page 1 of 12 pages

                          London Financial Corporation


                                      INDEX

                                                                     Page
PART I  -    FINANCIAL INFORMATION

                Consolidated Statements of Financial Condition         3

                Consolidated Statements of Earnings                    4

                Consolidated Statements of Cash Flows                  5

                Notes to Consolidated Financial Statements             6

                Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                             8


PART II -    OTHER INFORMATION                                        11

SIGNATURES                                                            12


                          London Financial Corporation


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                       December 31,    September 30,
         ASSETS                                                            1996            1996
                                                                       ------------    -------------
Cash and due from banks                                                  $  1,616        $    319
Interest-bearing deposits in other financial institutions                   1,834           2,324
                                                                         --------        --------
         Cash and cash equivalents                                          3,450           2,643

Investment securities designated as available for sale - at market            253             220
Investment securities - at amortized cost, approximate market value of $1,002 and $1,991 at December 31, 1996
  and September 30, 1996, respectively                                      1,000           2,000
Mortgage-backed securities - at cost, approximate market
  value of $3,951 and $3,944 at December 31, 1996 and
  September 30, 1996, respectively                                          3,952           4,032
Loans receivable - net                                                     27,859          27,031
Office premises and equipment - at depreciated cost                           348             354
Stock in Federal Home Loan Bank - at cost                                     266             261
Accrued interest receivable                                                   166             178
Prepaid expenses and other assets                                              13              21
Deferred federal income taxes                                                   6              77
                                                                         --------        --------

         TOTAL ASSETS                                                    $ 37,313        $ 36,817
                                                                         ========        ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                 $ 28,795        $ 28,195
Advances from the Federal Home Loan Bank                                      300             300
Other liabilities                                                             125             279
Accrued federal income taxes                                                  101             136
                                                                         --------        --------
Total liabilities                                                          29,321          28,910

Shareholders' Equity
  Common shares - authorized 5,000,000 shares without par value;
    529,000 shares issued and outstanding                                    --              --
  Additional paid-in capital                                                4,910           4,910
  Shares acquired by Employee Stock Ownership Plan                           (423)           (423)
  Retained earnings - substantially restricted                              3,479           3,416
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                           26               4
                                                                         --------        --------
         Total shareholders' equity                                         7,992           7,907
                                                                         --------        --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 37,313        $ 36,817
                                                                         ========        ========




                          London Financial Corporation


                       CONSOLIDATED STATEMENTS OF EARNINGS

                     For the three months ended December 31,
                        (In thousands, except share data)


                                                                1996         1995
                                                               ------       ------
Interest income
  Loans                                                        $ 576        $ 591
  Mortgage-backed securities                                      56           27
  Investment securities                                           29            6
  Interest-bearing deposits and other                             32           37
                                                               -----        -----
         Total interest income                                   693          661

Interest expense
  Deposits                                                       349          387
  Borrowings                                                       7            7
                                                               -----        -----
         Total interest expense                                  356          394
                                                               -----        -----

         Net interest income                                     337          267

Other operating income                                            15           15

General, administrative and other expense
  Employee compensation and benefits                             107          102
  Occupancy and equipment                                         17           17
  Federal deposit insurance premiums                              18           25
  Franchise taxes                                                  5           11
  Data processing                                                 14           14
  Other                                                           47           44
                                                               -----        -----
         Total general, administrative and other expense         208          213
                                                               -----        -----

         Earnings before income taxes                            144           69

Federal income taxes
  Current                                                       (109)          26
  Deferred                                                        60         --
                                                               -----        -----
         Total federal income taxes                              (49)          26
                                                               -----        -----

         NET EARNINGS                                          $  95        $  43
                                                               -----        -----

         EARNINGS PER SHARE                                    $ .20          N/A
                                                               =====        =====



                          London Financial Corporation


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)


                                                               1996            1995
                                                              ------          ------
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                $    95        $    43
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees               (18)           (23)
    Depreciation and amortization                                  6              4
    Federal Home Loan Bank stock dividends                        (5)            (4)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                 12             (3)
      Prepaid expenses and other assets                            8            (58)
      Other liabilities                                         (154)            14
      Federal income taxes
        Current                                                  (35)             6
        Deferred                                                  60           --
                                                             -------        -------
         Net cash used in operating activities                   (31)           (21)

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities              1,000           --
  Principal repayments on mortgage-backed securities              80             37
  Principal repayments on loans                                1,368          1,567
  Loan disbursements                                          (2,178)        (1,319)
                                                             -------        -------
         Net cash provided by investing activities               270            285

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                               600            395
  Dividends on common stock                                      (32)          --
                                                             -------        -------
         Net cash provided by financing activities               568            395
                                                             -------        -------

Net increase in cash and cash equivalents                        807            659

Cash and cash equivalents at beginning of period               2,643          2,844
                                                             -------        -------

Cash and cash equivalents at end of period                   $ 3,450        $ 3,503
                                                             =======        =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                     $    23        $    20
                                                             =======        =======

    Interest on deposits and borrowings                      $   356        $   394
                                                             =======        =======


                          London Financial Corporation


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended December 31, 1996 and 1995


In October 1995, the Board of Directors of The Citizens Loan and Savings Company ("Citizens") adopted a Plan of Conversion (the "Plan") providing for the conversion of Citizens to the stock form of organization (the "Conversion"). In connection with the Conversion, Citizens formed a holding company, London Financial Corporation ("LFC"). On March 29, 1996, Citizens completed the conversion to the stock form of organization, in connection with which Citizens issued all of its outstanding shares to LFC and LFC issued 529,000 common shares in a subscription offering and a community offering at a price of $10.00 per share which, after consideration of offering expenses totaling $380,000, and shares purchased by employee benefit plans totaling $423,000, resulted in net cash proceeds of $4.5 million. The financial statements for the periods prior to March 1996 are those of Citizens prior to the Conversion.

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of LFC included in the Annual Report on Form 10-KSB for the year ended September 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended December 31, 1996 and 1995, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of LFC and Citizens. All significant intercompany items have been eliminated.

3.  EARNINGS PER SHARE

Earnings per share for the three month period ended December 31, 1996, is computed based upon 486,680 weighted-average shares outstanding, which gives effect to a reduction for the 42,320 unallocated shares held by the London Financial Corporation Employee Stock Ownership Plan (the "ESOP") in accordance with Statement of Position 93-6.

Earnings per share for the three month period ended December 31, 1995, is not applicable as LFC completed its conversion to the stock form of ownership in March 1996.

                          London Financial Corporation


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          For the three month periods ended December 31, 1996 and 1995


4.  EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that LFC will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25 and, therefore, the provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on LFC's consolidated financial position or results of operations.

                          London Financial Corporation


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and the Corporation's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's market area generally.

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans and the effect of certain accounting pronouncements.


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1996 TO DECEMBER 31, 1996

At December 31, 1996, LFC had total assets of $37.3 million, an increase of $496,000, or 1.3%, over September 30, 1996. The increase in assets was funded primarily from an increase in deposits of approximately $600,000.

Investment securities and mortgage-backed securities decreased by $1.0 million, to a total of $5.2 million at December 31, 1996, reflecting the maturity of investment securities totaling approximately $1.0 million and principal repayments on mortgage-backed securities of $80,000.

Loans receivable increased $828,000, or 3.1%, as loan disbursements of $2.2 million exceeded principal repayments of $1.4 million.

At December 31, 1996, Citizens' allowance for loan losses totaled $187,000, which equaled the level maintained at September 30, 1996. Nonperforming loans totaled $299,000, or 1.0% of the total loan portfolio at December 31 1996, as compared to nonperforming loans of $261,000, or .9% of the total loan portfolio at September 30, 1996. At December 31, 1996, Citizens' allowance for loan losses was comprised solely of a general loan loss allowance which is includible as a component of regulatory risk-based capital. Although management of LFC believes that its allowance for loan losses was adequate at December 31, 1996, based on the available facts and circumstances, there can be no assurances that the allowance will be adequate to absorb actual loan losses during the current period or that additions to such allowance will not be necessary in future periods, which could adversely affect LFC's results of operations.

Deposits totaled $28.8 million at December 31, 1996, an increase of $600,000, or 2.1%, from the $28.2 million of deposits outstanding at September 30, 1996. Such increase resulted primarily from management's efforts to increase deposits through marketing strategies.

As required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 and regulations promulgated thereunder by the Office of Thrift Supervision, Citizens is required to maintain minimum levels of capital under three separate standards. Citizens is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.50% and 3.00% of adjusted total assets, and 8.00% of risk-weighted assets, respectively.

                          London Financial Corporation


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1996 TO DECEMBER 31, 1996 (continued)

As of December 31, 1996, Citizens' regulatory capital exceeded all minimum capital requirements as shown in the following table:

                                                                  Regulatory capital
                              Tangible                       Core                     Risk-based
                               Capital      Percent         Capital       Percent       Capital        Percent
                              --------      -------         -------       -------     ----------       -------
                                                                      (In thousands)
Capital under generally
  accepted accounting
  principles                   $5,527                       $5,527                     $  5,527
Additional capital items
  General valuation
  allowances                     --                            --                           187
                               -------                      ------                     --------
Regulatory capital
  computed                      5,527           15.7         5,527           15.7         5,714           29.8
Capital requirement               529            1.5         1,058            3.0         1,533            8.0
                               ------       --------        ------       --------        ------       --------

Regulatory
  capital - excess             $4,998           14.2%       $4,469           12.7%       $4,181           21.8%
                               ======       ========        ======       ========        ======       ========



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED
DECEMBER 31, 1996 AND 1995

GENERAL

Net earnings for the three month period ended December 31, 1996, totaled $95,000, an increase of $52,000, or 120.9%, over the comparable 1995 period. The increase in earnings resulted primarily from a $70,000 increase in net interest income and a $5,000 decrease in general, administrative and other expense, which were partially offset by a $23,000 increase in the federal income tax provision.

NET INTEREST INCOME

Interest income on loans for the three months ended December 31, 1996, decreased by $15,000, or 2.5%, as compared to the three months ended December 31, 1995. The decrease was primarily due to a decline in yield, coupled with a $400,000 decrease in the weighted average portfolio balance year to year. Interest income on mortgage-backed securities increased by $29,000, or 107.4%, due primarily to a $2.0 million increase in the weighted average portfolio balance year to year. Interest income on investment securities and other interest-earning assets increased by $18,000, or 41.9%, due primarily to an increase of approximately $725,000 in the weighted-average balance outstanding year to year. The increases in interest income on investment and mortgage-backed securities reflect the earnings on securities purchased from net proceeds of LFC's offering of common shares.

                          London Financial Corporation


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED
DECEMBER 31, 1996 AND 1995 (continued)

NET INTEREST INCOME (continued)

Interest expense on deposits decreased by $38,000, or 9.8%, during the three months ended December 31, 1996. This decrease resulted primarily from a $2.3 million decline in the weighted average balance of deposits outstanding, coupled with a decrease in the cost of deposits.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $70,000, or 26.2%, during the three months ended December 31, 1996, as compared to the three months ended December 31, 1995. The interest rate spread totaled approximately 2.86% for the three months ended December 31, 1996, compared to 2.89% for the same period in 1995, while the net interest margin increased to approximately 3.80% in the 1996 period from 3.22% in the 1995 period.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Citizens, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Citizens' market area, and other factors related to the collectibility of Citizen's loan portfolio. As a result of such analysis, management concluded that the allowance for loan losses was adequate and, as a result, a provision for losses on loans was not necessary during the three month periods ended December 31, 1996 and 1995. There can be no assurance that the loan loss allowance of Citizens will be adequate to cover losses on nonperforming assets in the future.

OTHER INCOME

Other income totaled $15,000 during each of the three months ended December 31, 1996 and 1995. Other income is comprised primarily of service fees on deposit accounts, late charges on loan accounts and rental income on leased office space and safety deposit boxes.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

General, administrative and other expense decreased by approximately $5,000, or 2.3%, during the three months ended December 31, 1996, as compared to 1995. This decrease was primarily the result of a $7,000, or 28.0%, decline in federal deposit insurance premiums, which resulted from lower premium rates during the quarter.

FEDERAL INCOME TAXES

The provision for federal income taxes increased $23,000, or 88.5%, during the three months ended December 31, 1996, due primarily to an increase in earnings before income taxes of $75,000, or 108.7%. LFC's effective tax rates amounted to 34.0% and 37.7% during the three months ended December 31, 1996 and 1995, respectively.

                          London Financial Corporation


                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

                  Not applicable


ITEM 2.   CHANGES IN SECURITIES

          Not applicable


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the 1997 Annual Meeting of Shareholders of the Corporation, held on January 23, 1997, each of Donald E. Forrest, Edward D. Goodyear and Kennison A. Sims was elected to serve as a director of the Corporation for a term expiring in 1999 by the following vote:

                      For:  418,390                              Withheld:  0

          Three other matters were submitted to the shareholders, for which the following votes were cast:

          1) Adoption of the London Financial Corporation 1997 Stock Option and Incentive Plan.

                      For:  305,872       Against:  11,815       Abstain:  565

          2) Adoption of The Citizens Loan and Savings Company Management Recognition Plan and Trust.

                      For:  326,309       Against:  8,915        Abstain: 14,165

          3)   Ratification   of  the  appointment  of  Grant  Thornton  LLP  as
               independent auditors of the Corporation for the fiscal year ended September 30, 1997.

                      For:  417,075       Against:  1,000        Abstain:  315

ITEM 5.   OTHER INFORMATION

                  None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Reports on Form 8-K:            None.

          Exhibits:                       Financial Data Schedule for the three
                                          months ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  February 12, 1997                By:  John J. Bodle
                                             President and
                                             Chief Executive Officer





Date:  February 12, 1997                By:  Joyce E. Bauerle
                                             Treasurer