Form 10QSB
period 1997-03-31
LONDON FINANCIAL CORP
filed 1997-05-15
CIK 1004961

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________


                           Commission File No. 0-26248

                          LONDON FINANCIAL CORPORATION
          ____________________________________________________________
             (Exact name of registrant as specified in its charter)

             Ohio                                    34-1800830
_______________________________                 ______________________
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)

    2 East High Street London, Ohio                              43140
_______________________________________                        __________
(Address of principal executive office)                        (Zip Code)

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

                          Yes __X__           No _____

As of May 9, 1997, the latest practicable date, 515,160 of the registrant's common shares, without par value, were issued and outstanding.

                          London Financial Corporation

                                      INDEX

                                                                       Page

PART I   -   FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition              3

             Consolidated Statements of Earnings                         4

             Consolidated Statements of Cash Flows                       5

             Notes to Consolidated Financial Statements                  6

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                  9


PART II -    OTHER INFORMATION                                          15

SIGNATURES                                                              16


                          London Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                      March 31,     September 30
ASSETS                                                                   1997           1996
                                                                        ------         ------
Cash and due from banks                                               $  1,106       $    319
Interest-bearing deposits in other financial institutions                2,509          2,324
                                                                      --------       --------
Cash and cash equivalents                                                3,615          2,643

Investment securities designated as available for sale - at                270            220
   market
Investment securities - at amortized cost, approximate market
   value of $500 and $1,991 at March 31, 1997 and September 30,            500          2,000
   1996, respectively
Mortgage-backed securities - at cost, approximate market value
   of $3,742 and $3,944 at March 31, 1997 and September 30,              3,761          4,032
   1996, respectively
Loans receivable - net                                                  28,958         27,031
Office premises and equipment - at depreciated cost                        349            354
Stock in Federal Home Loan Bank - at cost                                  270            261
Accrued interest receivable                                                154            178
Prepaid expenses and other assets                                           60             21
Deferred federal income taxes                                             --               77
                                                                      --------       --------

    Total assets                                                      $ 37,937       $ 36,817
                                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                              $ 29,309       $ 28,195
Advances from the Federal Home Loan Bank                                   800            300
Other liabilities                                                          147            279
Accrued federal income taxes                                               136            136
Deferred federal income taxes                                                8           --
                                                                      --------       --------
    Total liabilities                                                   30,400         28,910

Shareholders' Equity
Common shares - authorized 5,000,000 shares without par value;
   529,000 shares issued                                                  --             --
Additional paid-in capital                                               4,910          4,910
Shares acquired by Employee Stock Ownership Plan                          (423)          (423)
Shares acquired by Management Recognition Plan                            (315)          --
Retained earnings - substantially restricted                             3,534          3,416
Unrealized gains on securities designated as available for sale,
   net of related tax effects                                               37              4
Less 13,840 treasury shares - at cost                                     (206)          --
                                                                      --------       --------
   Total shareholders' equity                                            7,537          7,907
                                                                      --------       --------

   Total liabilities and shareholders' equity                         $ 37,937       $ 36,817
                                                                      ========       ========



                          London Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                            Six months ended      Three months ended
                                                                March 31,              March 31,
                                                            1997        1996        1997      1996
                                                          --------    --------    --------  --------
Interest income
  Loans                                                    $1,165      $1,195        $589      $604
  Mortgage-backed securities                                  116          54          60        27
  Investments securities                                       43          13          14         7
  Interest-bearing deposits and other                          69          83          37        46
                                                           ------      ------        ----      ----
      Total interest income                                 1,393       1,345         700       684
Interest expense
  Deposits                                                    691         772         342       385
  Borrowings                                                   17          14          10         7
                                                           ------      ------        ----      ----
      Total interest expense                                  708         786         352       392
                                                           ------      ------        ----      ----

      Net interest income                                     685         559         348       292

Other operating  income                                        31          38          16        23

General, administrative and other expense
  Employee compensation and benefits                          205         208          98       106
  Occupancy and equipment                                      33          35          16        18
  Federal deposit insurance premiums                           23          43           5        18
  Franchise taxes                                              32          23          27        12
  Data processing                                              28          29          14        15
  Other                                                       127          67          80        23
                                                           ------      ------        ----      ----
      Total general, administrative and other expense         448         405         240       192
                                                           ------      ------        ----      ----

      Earnings before income taxes                            268         192         124       123

Federal income taxes
  Current                                                      24          69          35        43
  Deferred                                                     68        --             8       --
                                                           ------      ------        ----      ----
      Total federal income taxes                               92          69          43        43
                                                           ------      ------        ----      ----

      NET EARNINGS                                         $  176      $  123        $ 81      $ 80
                                                           ======      ======        ====      ====

      EARNINGS PER SHARE                                   $  .37         N/A        $.17       N/A
                                                           ======      ======        ====      ====


                          London Financial Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the six months ended March 31,
                                 (In thousands)

                                                                       1997          1996
                                                                     --------      --------
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                        $   176       $   123
  Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities:
    Amortization of deferred loan origination fees                       (40)          (49)
    Depreciation and amortization                                         14            15
    Federal Home Loan Bank stock dividends                                (9)           (9)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                         24           (12)
      Prepaid expenses and other assets                                  (39)           20
      Other liabilities                                                 (132)          158
      Federal income taxes
        Prepaid                                                         --               5
        Deferred                                                          68          --
                                                                     -------       -------
         Net cash used in operating activities                            62           251

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                      1,500          --
  Principal repayments on mortgage-backed securities                     268            89
  Principal repayments on loans                                        2,582         3,181
  Loan disbursements                                                  (4,469)       (2,155)
  Purchase of office equipment                                            (6)           (7)
                                                                     -------       -------
         Net cash provided by (used in) investing activities            (125)        1,108

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                          1,114        (1,367)
  Proceeds from Federal Home Loan Bank advances                          500          --
  Net proceeds from issuance of common shares                           --           4,910
  Loan to Employee Stock Ownership Plan                                 --            (423)
  Purchase of common shares for Management Recognition Plan             (315)         --
  Purchase of treasury shares                                           (206)         --
  Dividends on common shares                                             (58)         --
                                                                     -------       -------
         Net cash provided by financing activities                     1,035         3,120
                                                                     -------       -------

Net increase in cash and cash equivalents                                972         4,479

Cash and cash equivalents at beginning of period                       2,643         2,844
                                                                     -------       -------

Cash and cash equivalents at end of period                           $ 3,615       $ 7,323
                                                                     =======       =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
    Federal income taxes                                             $    23       $    20
                                                                     =======       =======
    Interest on deposits and borrowings                              $   705       $   786
                                                                     =======       =======


                                      -5-

                          London Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the three and six month periods ended March 31, 1997 and 1996

In October 1995, the Board of Directors of The Citizens Loan and Savings Company ("Citizens") adopted a Plan of Conversion (the "Plan") providing for the conversion of Citizens to the stock form of organization (the "Conversion"). In connection with the Conversion, Citizens formed a holding company, London Financial Corporation ("LFC"). On March 29, 1996, Citizens completed the Conversion, in connection with which Citizens issued all of its outstanding shares to LFC and LFC issued 529,000 common shares at a price of $10.00 per share which, after consideration of offering expenses totaling $380,000, and shares purchased by employee benefit plans totaling $423,000, resulted in net cash proceeds of $4.5 million. The financial statements for the periods prior to March 1996 are those of Citizens prior to the Conversion.

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of LFC included in the Annual Report on Form 10-KSB for the year ended September 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended March 31, 1997, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LFC and Citizens. All significant intercompany items have been eliminated.

3.  Earnings Per Share

Earnings per share for the six and three month periods ended March 31, 1997, is computed based upon 482,573 and 478,376 weighted-average shares outstanding, respectively, which gives effect to a reduction for the 42,320 unallocated shares held by the London Financial Corporation Employee Stock Ownership Plan (the "ESOP") in accordance with Statement of Position 93-6.

The provisions of Accounting Principles Board Opinion No. 25, "Earnings Per Share," are not applicable to the six and three month periods ended March 31, 1996, as LFC completed its conversion to the stock form of ownership in March 1996.

                          London Financial Corporation

        For the three and six month periods ended March 31, 1997 and 1996

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

An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and

                          London Financial Corporation

        For the three and six month periods ended March 31, 1997 and 1996

4.  Effects of Recent Accounting Pronouncements (continued)


classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

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

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, LFC's basic and diluted earnings per share for the six months ended March 31, 1997, would have each been $.37. Basic and diluted earnings per share for the three months ended March 31, 1997, would have each been $.17.

5.  Reclassifications

Certain prior year amounts have been reclassified to conform to the 1997 consolidated financial statement presentation.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, LFC's operations and LFC's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and LFC's market area generally.

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans and the effect of certain accounting pronouncements.

Discussion of Financial Condition Changes from September 30, 1996 to March 31, 1997

At March 31, 1997, LFC had total assets of $37.9 million, an increase of $1.1 million, or 3.0%, over the September 30, 1996, total. The increase in assets was funded primarily from an increase in deposits of approximately $1.1 million.

Investment securities and mortgage-backed securities decreased by $1.7 million, to a total of $4.5 million at March 31, 1997, reflecting the maturity of investment securities totaling approximately $1.5 million and principal repayments on mortgage-backed securities of $268,000.

Loans receivable increased $1.9 million, or 7.1%, as loan disbursements of $4.5 million exceeded principal repayments of $2.6 million. Loans disbursed during the 1997 period exceeded those of the comparable 1996 period by $2.3 million, or 107.4%.

At March 31, 1997, Citizens' allowance for loan losses totaled $187,000, which equaled the level maintained at September 30, 1996. Nonperforming loans totaled $299,000, or 1.0% of the total loan portfolio at March 31, 1997, as compared to nonperforming loans of $261,000, or .9% of the total loan portfolio at September 30, 1996. At March 31, 1997, Citizens' allowance for loan losses was comprised solely of a general loan loss allowance which is includible as a component of regulatory risk-based capital. Although management of LFC believes that its allowance for loan losses was adequate at March 31, 1997, based on the available facts and circumstances, there can be no assurances that the allowance will be adequate to absorb actual loan losses during the current period or that additions to such allowance will not be necessary in future periods, which could negatively affect LFC's results of operations.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from September 30, 1996 to March 31, 1997 (continued)

Deposits totaled $29.3 million at March 31, 1997, an increase of $1.1 million, or 4.0%, over the $28.2 million of deposits outstanding at September 30, 1996. Such increase resulted primarily from management's efforts to increase deposits through marketing strategies.

Citizens is required to maintain minimum levels of regulatory capital under three separate standards promulgated by the Office of Thrift Supervision. Citizens is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.50% and 3.00% of adjusted total assets, and 8.00% of risk-weighted assets, respectively.

As of March 31, 1997, Citizens' regulatory capital exceeded all minimum capital requirements as shown in the following table:

                                Tangible               Core               Risk-based
                                 capital   Percent    capital    Percent    capital    Percent
                                --------   -------    -------    -------  ----------   -------
                                               (Dollars in thousands)
Capital under generally          $5,633                $5,633               $5,633
  accepted accounting
  principles
Additional capital items
  General valuation allowances        -                     -                  187
                                -------               -------               ------
Regulatory capital computed       5,633      15.5       5,633      15.5      5,820      29.7
Capital requirement                 546       1.5       1,092       3.0      1,568        8.0
                                 ------     -----       -----     -----      -----      -----

Regulatory capital - excess      $5,087      14.0      $4,541      12.5     $4,252      21.7


Comparison of Operating Results For the Six Month Periods Ended March 31, 1997 and 1996

General

Net earnings for the six month period ended March 31, 1997, totaled $176,000, an increase of $53,000, or 43.1%, over the comparable 1996 period. The increase in net earnings resulted primarily from a $126,000 increase in net interest income, which was partially offset by a $43,000 increase in general, administrative and other expense, a $7,000 decrease in other operating income and a $23,000 increase in the federal income tax provision.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results For the Six Month Periods Ended March 31, 1997 and 1996 (continued)

Net Interest Income

Interest income on loans for the six months ended March 31, 1997, decreased by $30,000, or 2.5%, as compared to the six months ended March 31, 1996. The decrease was primarily due to a decline in yield of approximately 33 basis points to 8.34% in the 1997 period, which was partially offset by an increase in the weighted-average balance outstanding of $378,000. Interest income on mortgage-backed securities increased by $62,000, or 114.8%, due primarily to a $1.9 million increase in the weighted-average portfolio balance outstanding year to year. Interest income on investment securities and other interest-earning assets increased by $16,000, or 16.7%, due primarily to an increase in yield. The increases in interest income on investment and mortgage-backed securities primarily reflect the earnings on securities purchased utilizing net proceeds of LFC's offering of common shares in connection with the Conversion.

Interest expense on deposits decreased by $81,000, or 10.5%, during the six months ended March 31, 1997, as compared to the comparable period in 1996. This decrease resulted primarily from a $1.3 million decline in the weighted average balance of deposits outstanding, coupled with a decrease in the cost of deposits year to year.

Interest expense on borrowings increased by $3,000, or 21.4%, during the six months ended March 31, 1997, as compared to the comparable period in 1996. The increase is primarily due to an increase in the weighted-average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $126,000, or 22.5%, during the six months ended March 31, 1997, as compared to the six months ended March 31, 1996. The interest rate spread totaled approximately 2.96% for the six months ended March 31, 1997, compared to 2.74% for the same period in 1996, while the net interest margin increased to approximately 3.84% in the 1997 period from 3.28% in the 1996 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Citizens, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Citizens' market area, and other factors related to the collectibility of Citizens' loan portfolio. As a

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

Provision for Losses on Loans (continued)

result of such analysis, management concluded that the allowance for loan losses was adequate and, as a result, a provision for losses on loans was not necessary during the six month period ended March 31, 1997. There can be no assurance that the loan loss allowance of Citizens will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $31,000 for the six months ended March 31, 1997, a decrease of $7,000, or 18.4%, from the comparable 1996 period. Other income is comprised primarily of service fees on deposit accounts, late charges on loan accounts and rental income on leased office space and safety deposit boxes.

General, Administrative and Other Expense

General, administrative and other expense increased by approximately $43,000, or 10.6%, during the six months ended March 31, 1997, as compared to 1996. The increase was primarily comprised of a $60,000, or 89.6%, increase in other operating expenses, mainly professional fees and other costs associated with the reporting requirements of a public stock company, which was partially offset by a $20,000, or 46.5%, decrease in federal deposit insurance premiums, due to lower assessment rates during 1997 compared to 1996.

Federal Income Taxes

The provision for federal income taxes increased $23,000, or 33.3%, during the six months ended March 31, 1997, due primarily to an increase in earnings before income taxes of $76,000, or 39.6%. LFC's effective tax rates amounted to 34.3% and 35.9% during the six months ended March 31, 1997 and 1996, respectively.


Comparison of Operating Results For the Three Month Periods Ended March 31, 1997 and 1996

General

Net earnings for the three month period ended March 31, 1997, totaled $81,000, an increase of $1,000, or 1.3%, over the comparable 1996 period. The increase in earnings resulted primarily from a $56,000 increase in net interest income, which was partially offset by a $48,000 increase in general, administrative and other expense and a $7,000 decrease in other operating income.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

Net Interest Income

Interest income on loans for the three months ended March 31, 1997, decreased by $15,000, 2.5%, as compared to the three months ended March 31, 1996. The decrease was primarily due to a decline in yield, which was partially offset by a $1.0 million increase in the weighted-average balance outstanding. Interest income on mortgage-backed securities increased by $33,000, or 122.2%, due primarily to a $1.9 million increase in the weighted-average portfolio balance year to year as a portion of the proceeds of the Conversion was invested in mortgage-backed securities. Interest income on investment securities and other interest-earning assets decreased by $2,000, or 3.8%, due primarily to a decrease of approximately $2.2 million in the weighted-average balance outstanding year to year.

Interest expense on deposits decreased by $43,000, or 11.2%, during the three months ended March 31, 1997. This decrease resulted primarily from a $1.1 million decline in the weighted average balance of deposits outstanding, coupled with a decrease in the cost of deposits.

Interest expense on borrowings increased by $3,000, or 42.9%, during the three months ended March 31, 1997. The increase is primarily due to an increase in the weighted-average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $56,000, or 19.2%, during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. The interest rate spread totaled approximately 3.15% for the three months ended March 31, 1997, compared to 2.73% for the same period in 1996, while the net interest margin increased to approximately 3.93% in the 1997 period from 3.37% in the 1996 period.

Other Income

Other income totaled $16,000 during the three months ended March 31, 1997, a decrease of $7,000, or 30.4%, as compared to the three month period ended March 31, 1996. Other income is comprised primarily of service fees on deposit accounts, late charges on loan accounts and rental income on leased office space and safety deposit boxes.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by approximately $48,000, or 25.0%, during the three months ended March 31, 1997, as compared to 1996. The increase was primarily comprised of a $57,000, or 247.8%, increase in other operating expenses, mainly professional fees and other costs associated with the reporting requirements of a public stock company, which was partially offset by a $13,000, or 72.2%, decrease in federal deposit insurance premiums due to lower assessment rates during 1997 compared to 1996.

Federal Income Taxes

The provision for federal income taxes totaled $43,000 for each of the three month periods ended March 31, 1997 and 1996. LFC's effective tax rates amounted to 34.7% and 35.0% during the three months ended March 31, 1997 and 1996, respectively.

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

               None

ITEM 5. Other Information

               None


ITEM 6. Exhibits and Reports on Form 8-K

        Reports on Form 8-K:            None.

        Exhibits:                       Financial Data Schedule for the six
                                        months ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: May 13, 1997                      By: /s/ John J. Bodle
                                                ________________________________
                                                John J. Bodle
                                                President and
                                                Chief Executive Officer



Date: May 13, 1997                      By: /s/ Joyce E. Bauerle
                                                ________________________________
                                                Joyce E. Bauerle
                                                Treasurer and
                                                Principal Accounting Officer