Form 10-Q
period 1997-06-30
LONDON FINANCIAL CORP
filed 1997-08-14
CIK 1004961

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1997
                               -----------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.  0-26248

                          LONDON FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

Ohio                                                           34-1800830
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

2 East High Street
London, Ohio                                                        43140
(Address of principal                                            (Zip Code)
executive office)

Registrant's telephone number, including area code: (614)   852-0787

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                       No

As of August 11, 1997, the latest practicable date, 510,160 of the registrant's common shares, without par value, were issued and outstanding.









                               Page 1 of 14 pages

                          London Financial Corporation


                                      INDEX

                                                                     Page

PART I   - FINANCIAL INFORMATION

              Consolidated Statements of Financial Condition           3

              Consolidated Statements of Earnings                      4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                               8


PART II -  OTHER INFORMATION                                          13

SIGNATURES                                                            14


                          London Financial Corporation


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)



                                                                      June 30,     September 30,
         ASSETS                                                          1997              1996
Cash and due from banks ..........................................   $    982          $    319
Interest-bearing deposits in other financial institutions ........      2,446             2,324
                                                                     --------          --------
         Cash and cash equivalents ...............................      3,428             2,643

Investment securities designated as available for sale - at market        281               220
Investment securities - at amortized cost, approximate market value of $502 and $1,991 at June 30, 1997
  and September 30, 1996, respectively ...........................        500             2,000
Mortgage-backed securities - at cost, approximate market
  value of $3,685 and $3,944 at June 30, 1997 and
  September 30, 1996, respectively ...............................      3,680             4,032
Loans receivable - net ...........................................     29,470            27,031
Office premises and equipment - at depreciated cost ..............        362               354
Stock in Federal Home Loan Bank - at cost ........................        275               261
Accrued interest receivable ......................................        179               178
Prepaid expenses and other assets ................................         65                21
Deferred federal income taxes ....................................       --                  77
                                                                     --------          --------

         Total assets ............................................   $ 38,240          $ 36,817
                                                                     ========          ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits .........................................................   $ 29,587          $ 28,195
Advances from the Federal Home Loan Bank .........................        800               300
Other liabilities ................................................        149               279
Accrued federal income taxes .....................................        149               136
Deferred federal income taxes ....................................         36              --
                                                                     --------          --------
         Total liabilities .......................................     30,721            28,910

Shareholders' Equity
  Common shares - authorized 5,000,000 shares without par value;
    529,000 shares issued ........................................       --                --
  Additional paid-in capital .....................................      4,910             4,910
  Shares acquired by Employee Stock Ownership Plan ...............       (423)             (423)
  Shares acquired by Management Recognition Plan .................       (315)             --
  Retained earnings - substantially restricted ...................      3,585             3,416
  Unrealized gains on securities designated as available for
    sale, net of related tax effects .............................         44                 4
  Less 13,840 treasury shares - at cost ..........................       (282)             --
                                                                     --------          --------
         Total shareholders' equity ..............................      7,519             7,907
                                                                     --------          --------

         Total liabilities and shareholders' equity ..............   $ 38,240          $ 36,817
                                                                     ========          ========



                          London Financial Corporation


                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                            Nine months ended      Three months ended
                                                                June 30,                 June 30,
                                                             1997     1996            1997     1996
Interest income
  Loans ................................................   $1,773   $1,783          $  608   $  588
  Mortgage-backed securities ...........................      175       85              59       31
  Investment securities ................................       50       23               7       10
  Interest-bearing deposits and other ..................      115      172              46       89
                                                           ------   ------          ------   ------
         Total interest income .........................    2,113    2,063             720      718

Interest expense
  Deposits .............................................    1,047    1,123             356      351
  Borrowings ...........................................       31       21              14        7
                                                           ------   ------          ------   ------
         Total interest expense ........................    1,078    1,144             370      358
                                                           ------   ------          ------   ------

         Net interest income ...........................    1,035      919             350      360

Other operating income .................................       45       45              14        7

General, administrative and other expense
  Employee compensation and benefits ...................      332      309             127      101
  Occupancy and equipment ..............................       50       53              17       18
  Federal deposit insurance premiums ...................       28       63               5       20
  Franchise taxes ......................................       60       34              28       11
  Data processing ......................................       42       44              14       15
  Other ................................................      183      117              56       50
                                                           ------   ------          ------   ------
         Total general, administrative and other expense      695      620             247      215
                                                           ------   ------          ------   ------

         Earnings before income taxes ..................      385      344             117      152

Federal income taxes
  Current ..............................................       36      110              12       41
  Deferred .............................................       92     --                24     --
                                                           ------   ------          ------   ------
         Total federal income taxes ....................      128      110              36       41
                                                           ------   ------          ------   ------

         NET EARNINGS ..................................   $  257   $  234          $   81   $  111
                                                           ======   ======          ======   ======

         EARNINGS PER SHARE ............................   $  .54      N/A          $  .17   $  .23
                                                           ======   ======          ======   ======




                          London Financial Corporation


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                      1997          1996
Cash flows provided by (used in) operating activities:
  Net earnings for the period ..................................................   $   257       $   234
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees .............................       (64)          (76)
    Depreciation and amortization ..............................................        21            19
    Federal Home Loan Bank stock dividends .....................................       (14)          (13)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable ..............................................        (1)          (36)
      Prepaid expenses and other assets ........................................       (44)          (10)
      Other liabilities ........................................................      (130)           28
      Federal income taxes
        Current ................................................................        13           107
        Deferred ...............................................................        92          --
                                                                                   -------       -------
         Net cash provided by operating activities .............................       130           253

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities ..............................     1,500          --
  Principal repayments on mortgage-backed securities ...........................       347           162
  Purchase of mortgage-backed securities .......................................      --          (2,296)
  Purchase of investment securities ............................................      --          (1,500)
  Principal repayments on loans ................................................     4,107         5,602
  Loan disbursements ...........................................................    (6,482)       (4,684)
  Purchase of office equipment .................................................       (24)           (7)
                                                                                   -------       -------
         Net cash used in investing activities .................................      (552)       (2,723)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts ..................................     1,392        (1,814)
  Proceeds from Federal Home Loan Bank advances ................................       500          --
  Proceeds from issuance of common shares ......................................      --           4,487
  Purchase of shares for Management Recognition Plan ...........................      (315)         --
  Purchase of treasury shares ..................................................      (282)         --
  Dividends paid on common shares ..............................................       (88)         --
                                                                                   -------       -------
         Net cash provided by financing activities .............................     1,207         2,673
                                                                                   -------       -------

Net increase in cash and cash equivalents ......................................       785           203

Cash and cash equivalents at beginning of period ...............................     2,643         2,844
                                                                                   -------       -------

Cash and cash equivalents at end of period .....................................   $ 3,428       $ 3,047
                                                                                   =======       =======

Supplemental disclosure of cash flow information: Cash paid during the year for:
    Federal income taxes .......................................................   $    23       $    20
                                                                                   =======       =======

    Interest on deposits and borrowings ........................................   $ 1,076       $ 1,144
                                                                                   =======       =======

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for sale, net .........   $    40       $  --
                                                                                   =======       =======



                          London Financial Corporation


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the three and nine month periods ended
                             June 30, 1997 and 1996


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

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of LFC included in the Annual Report on Form 10-KSB for the year ended September 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended June 30, 1997 and 1996, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LFC and Citizens. All significant intercompany items have been eliminated.

3.  Earnings Per Share

Earnings per share for the three and nine month periods ended June 30, 1997, is computed based upon 472,455 and 479,201 weighted-average shares outstanding, respectively, which in each instance gives effect to a reduction for the 42,320 unallocated shares held by the London Financial Corporation Employee Stock Ownership Plan (the "ESOP") in accordance with Statement of Position 93-6.

Earnings per share for the three month period ended June 30, 1996, is computed based upon 486,680 weighted-average shares outstanding, which gives effect to a reduction for the 42,320 unallocated shares held by the London Financial Corporation Employee Stock Ownership Plan (the "ESOP") in accordance with Statement of Position 93-6.

The provisions of Accounting Principles Board Opinion No. 15, "Earnings Per Share," are not applicable for the nine month period ended June 30, 1996, as LFC completed the Conversion in March 1996.

                          London Financial Corporation


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        For the three and nine month periods ended June 30, 1997 and 1996


4.  Effects of Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that LFC will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25 and, therefore, the provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

                          London Financial Corporation


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        For the three and nine month periods ended June 30, 1997 and 1996


4.  Effects of Recent Accounting Pronouncements

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

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, LFC's basic and diluted earnings per share for the nine months ended June 30, 1997, would have each been $.54. Basic and diluted earnings per share for the three months ended June 30, 1997, would have each been $.17.

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


Discussion of Financial Condition Changes from September 30, 1996 to June 30,
  1997

At June 30, 1997, LFC had total assets of $38.2 million, an increase of $1.4 million, or 3.9%, over the September 30, 1996 total. The increase in assets was funded primarily from an increase in deposits of approximately $1.4 million and a $500,000 increase in Federal Home Loan Bank advances, which were partially offset by a $388,000 decrease in shareholders' equity.

Investment securities and mortgage-backed securities decreased by $1.8 million, to a total of $4.5 million at June 30, 1997, reflecting the maturity of investment securities totaling approximately $1.5 million and principal repayments on mortgage-backed securities of $347,000.

Loans receivable increased $2.4 million, or 9.0%, as loan disbursements of $6.5 million exceeded principal repayments of $4.1 million. Loans disbursed during the 1997 period exceeded those of the comparable 1996 period by $1.8 million, or 38.4%.

At June 30, 1997, Citizens' allowance for losses on loans totaled $187,000, which equaled the level maintained at September 30, 1996. Nonperforming loans totaled $306,000, or 1.0% of the total loan portfolio at June 30, 1997, as compared to nonperforming loans of $261,000, or .9% of the total loan portfolio at September 30, 1996. At June 30, 1997, Citizens' allowance for loan losses was solely general in nature which is includible as a component of regulatory risk-based capital. Although management of LFC believes that its allowance for losses on loans was adequate at June 30, 1997, based on the available facts and circumstances, there can be no assurances that the allowance will be adequate to absorb actual loan losses during the current period or that additions to such allowance will not be necessary in future periods, which could negatively affect LFC's results of operations.

Deposits totaled $29.6 million at June 30, 1997, an increase of $1.4 million, or 4.9%, over the $28.2 million of deposits outstanding at September 30, 1996. Such increase resulted primarily from management's efforts to increase deposits through marketing strategies.

                          London Financial Corporation


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial  Condition  Changes from  September 30, 1996 to June 30,
  1997 (continued)

Citizens is required to maintain minimum levels of regulatory capital under three separate standards promulgated by the Office of Thrift Supervision. Citizens is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.50% and 3.00% of adjusted total assets, and 8.00% of risk-weighted assets, respectively.

As of June 30, 1997, Citizens' regulatory capital exceeded all minimum capital requirements as shown in the following table:

                                    Tangible                      Core                  Risk-based
                                     capital    Percent        capital    Percent          capital     Percent
                                                              (Dollars in thousands)
Capital under generally accepted
  accounting principles ............. $5,721                    $5,721                      $5,721
General valuation allowances ........     -                         -                          187
                                       -----                     -----                      ------
Regulatory capital computed .........  5,721     15.6            5,721     15.6              5,908      30.1
Capital requirement .................    552      1.5            1,103      3.0              1,571       8.0
                                      ------    -----            -----    -----              -----     -----

Regulatory capital - excess ......... $5,169     14.1           $4,618     12.6             $4,337      22.1
                                       =====     ====            =====     ====              =====      ====


Comparison of Operating Results For the Nine Month Periods Ended June 30, 1997
  and 1996

General

Net earnings for the nine month period ended June 30, 1997, totaled $257,000, an increase of $23,000, or 9.8%, over the comparable 1996 period. The increase in earnings resulted primarily from a $116,000 increase in net interest income, which was partially offset by a $75,000 increase in general, administrative and other expense and an $18,000 increase in the federal income tax provision.

Net Interest Income

Interest income on loans for the nine months ended June 30, 1997, decreased by $10,000, or .6%, as compared to the nine months ended June 30, 1996. The decrease was primarily due to a decline in yield, which was partially offset by an increase of approximately $1.0 million in the weighted average portfolio balance outstanding year to year. Interest income on mortgage-backed securities increased by $90,000, or 105.9%, due primarily to a $1.2 million increase in the weighted average portfolio balance outstanding year to year. Interest income on investment securities and other interest-earning assets decreased by $30,000, or 15.4%, due primarily to a decline in the average balance, as these assets were redeployed to fund growth in the loan portfolio.

                          London Financial Corporation


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Net Interest Income (continued)

Interest expense on deposits decreased by $76,000, or 6.8%, during the nine months ended June 30, 1997. This decrease was the result of a decline in the cost of deposits, coupled with a decrease in the weighted average balance of deposits outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $116,000, or 12.6%, during the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for losses on loans to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Citizens, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Citizens' market area, and other factors related to the collectibility of Citizen's loan portfolio. As a result of such analysis, management concluded that the allowance for losses on loans was adequate and, as a result, a provision for losses on loans was not necessary during the nine month periods ended June 30, 1997 and 1996. There can be no assurance that Citizens' allowance for losses on loans will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $45,000 during each of the nine month periods ended June 30, 1997 and 1996. Other income is comprised primarily of service charges and other fees on loans and deposit accounts.

General, Administrative and Other Expense

General, administrative and other expense increased approximately $75,000, or 12.1%, during the nine months ended June 30, 1997, as compared to the same period in 1996. This increase was primarily the result of a $23,000, or 7.4%, increase in employee compensation and benefits, a $26,000, or 76.5%, increase in franchise taxes and a $66,000, or 56.4%, increase in other operating expense, which were partially offset by a $35,000, or 55.6%, decline in federal deposit insurance premiums. The increase in compensation expense resulted primarily from increased costs of employee stock benefit plans and normal merit salary increases. The increase in franchise taxes resulted primarily from the increased shareholders' equity following the Conversion. The increase in other operating expense was due primarily to increased professional fees and other costs relating to reporting requirements of public stock companies. The decline in federal deposit insurance premiums resulted from a decline in premium rates following the special Savings Association Insurance Fund recapitalization assessment levied in September 1996.

Federal Income Taxes

The provision for federal income taxes increased $18,000, or 16.4%, during the nine months ended June 30, 1997, due primarily to an increase in earnings before income taxes of $41,000 , or 11.9%. LFC's effective tax rates amounted to 33.2% and 32.0% during the nine months ended June 30, 1997 and 1996, respectively.

                          London Financial Corporation


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended June 30, 1997
  and 1996

General

Net earnings for the three month period ended June 30, 1997, totaled $81,000, a decrease of $30,000, or 27.0%, from the comparable 1996 quarter. The decrease in net earnings resulted primarily from a $10,000 decrease in net interest income and a $32,000 increase in general, administrative and other expense which were partially offset by a $7,000 increase in other income and a $5,000 decrease in the federal income tax provision.

Net Interest Income

Interest income on loans for the three months ended June 30, 1997, increased by $20,000, or 3.4%. Interest income on mortgage-backed securities increased by $28,000, or 90.3%, due to an increase in yield, coupled with an increase in the weighted average portfolio balance outstanding year to year. Interest income on investment securities and other interest-earning assets decreased by $46,000, or 46.5%. This decrease was primarily the result of a decrease in the weighted average portfolio balance outstanding year to year.

Interest expense on deposits increased by $5,000, or 14.2%, for the three months ended June 30, 1997, compared to the 1996 period. This increase was the result of an increase in the average balance outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $10,000, or 2.8%, for the three months ended June 30, 1997, as compared to the three months ended June 30, 1996.

General, Administrative and Other Expense

General, administrative and other expense increased approximately $32,000, or 14.9%, for the three months ended June 30, 1997, compared to the same period in 1996. This increase was primarily the result of a $26,000, or 25.7%, increase in employee compensation and benefits and a $17,000, or 154.5%, increase in franchise taxes, which were partially offset by a $15,000, or 75.0%, decrease in federal deposit insurance premiums. The increase in compensation expense resulted primarily from increased costs related to employee stock benefit plans. The increase in franchise taxes reflects the increase in shareholders' equity year to year, while the decline in federal deposit insurance premiums resulted primarily from the decline in premium rates year to year.

Federal Income Taxes

The provision for federal income taxes decreased by $5,000, or 12.2%, for the three months ended June 30, 1997, due primarily to a decrease in earnings before income taxes of $35,000, or 23.0%. LFC's effective tax rates amounted to 30.8% and 27.0% for the three months ended June 30, 1997 and 1996, respectively.

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

                  Exhibits:                          Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    August 12, 1997                      By: /s/John J. Bodle
                                                  John J. Bodle
                                                  President



Date:    August 12, 1997                      By: /s/Joyce E. Bauerle
                                                  Joyce E. Bauerle
                                                  Treasurer