Form 10KSB
period 1997-09-30
LONDON FINANCIAL CORP
filed 1997-12-23
CIK 1004961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from______________to___________________

                         Commission File Number: 0-28012

                          LONDON FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

               Ohio                                           34-1800830
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification Number)

   2 East High Street, London, Ohio                             43140
 (Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number: (614) 852-0787

           Securities registered pursuant to Section 12(b)of the Act:

                                      None

           Securities registered pursuant to Section 12(g)of the Act:

             None                           Common Stock, no par value per share
(Name of each exchange on which registered)           (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on The Nasdaq SmallCap Market as of December 5, 1997, was $2,848,625. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

         As of December 5, 1997, there were 510,160 of the Registrant's common shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


         The following portions of the London Financial Corporation Annual Report to Shareholders for the fiscal year ended September 30, 1997, are incorporated by reference into Part II of this Form 10-KSB:

         1.   Market Price of LFC's Common Shares and Related Shareholder
              Matters;

         2. Management's Discussion and Analysis of Financial Condition and Results of Operations; and

         3.   Consolidated Financial Statements.

         The following portions of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of London Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:

         1. Voting Securities and Ownership of Certain Beneficial Owners and Management; and

         2.   Compensation of Executive Officers and Directors.

                                     PART I

Item 1.    Description of Business

General

         London Financial Corporation ("LFC") was incorporated under Ohio law in October 1995 at the direction of The Citizens Loan & Savings Company ("Citizens") for the purpose of purchasing all of the capital stock of Citizens to be issued in connection with the conversion of Citizens from mutual to stock form (the "Conversion"). On March 29, 1996, the effective date of the Conversion, LFC acquired 100 common shares of Citizens. The principal business of LFC since the effective date of the Conversion has been holding all of the issued and outstanding shares of Citizens and 50% of the net proceeds of the sale of 529,000 common shares of LFC in connection with the Conversion.

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

         Citizens conducts business from its office located at 2 East High Street in London, Ohio. The principal business of Citizens is the origination of permanent and construction mortgage loans secured by first mortgages on one- to four-family residential real estate located in Madison County, Ohio, the primary market area of Citizens. Citizens also originates permanent and construction mortgage loans secured by multifamily real estate (over four units) and nonresidential real estate in its market area. In addition to real estate lending, Citizens originates a limited number of commercial loans and secured and unsecured consumer loans. For liquidity and interest rate risk management purposes, Citizens invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations, mortgage-backed securities and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC and principal repayments on loans. Advances from the FHLB of Cincinnati are utilized from time to time when other sources of funds are inadequate to fund loan demand.

         In addition to the historical information contained herein, the following discussion contains forward-looking statements, the accuracy of which is necessarily subject to present and future risks and uncertainties. Economic circumstances, the operations of Citizens and LFC's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed in
Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which should be read in conjunction with such forward-looking statements.

         Without limiting the generality of the foregoing, the following statements in the referenced sections of this discussion and analysis are forward looking and are, therefore, subject to such risks and uncertainties:

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

     7. The discussion of the adequacy of the amount of Citizens' allowance for loan losses as set forth under "Lending Activities - Allowance for Loan Losses;"

     8. The discussion of the maturity of certificates of deposit at Citizens as set forth under "Deposits and Borrowings - Deposits;" and

     9. The discussion of the effect of legislation which may be enacted as set forth under "Regulation."

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

Lending Activities

         General. The principal lending activity of Citizens is the origination of permanent and construction mortgage loans secured by one- to four-family homes located in Madison County. Loans secured by multifamily properties and by nonresidential real estate and loans for the construction of nonresidential properties are also offered by Citizens. In addition to real estate lending, Citizens originates a limited number of commercial loans and consumer loans, including loans secured by deposit accounts, automobile loans and a limited number of other secured and unsecured loans.

     Loan  Portfolio   Composition.   The  following   table  presents   certain
information in respect of the composition of the loan portfolio of Citizens at the dates indicated:

                                                      At September 30,

                                          1997                               1996
                                          ------                             ----
                                                  Percent                             Percent
                                                  of total                           of total
                                 Amount             loans            Amount            loans
                                                              (Dollars in thousands)
Real estate loans:
   One- to four-family          $23,489           75.89%             $21,819            75.57%
   Multifamily                      671            2.17                  258             0.90
   Nonresidential                 4,529           14.63                4,831            16.73
   Construction                   1,360            4.34                1,084             3.75
                               --------          ------            ---------           ------

      Total real estate          30,049           97.08               27,992            96.95
     loans

Commercial loans                    166             .54                  190             0.66

Consumer loans:
   Automobile loans                 186             .60                  152             0.53
   Loans on deposits                 70             .23                  147             0.51
   Other consumer loans             481            1.55                  392             1.35
                              ---------          ------            ---------           ------

      Total consumer loans          737            2.38                  691             2.39
                              ---------          ------            ---------           ------

Total loans                      30,952           100.00%             28,873           100.00%
                                                  ======                               ======
  Less:
   Undisbursed portion of
     loans in process              (885)                              (1,258)
   Unearned and deferred
     income                        (415)                                (397)
   Allowance for loan losses
                                   (187)                                (187)
                              ---------                            ---------
     Net loans                  $29,465                              $27,031
                                =======                              =======


     Loan Maturity. The following table sets forth certain information as of September 30, 1997, regarding the dollar amount of loans maturing in the portfolio of Citizens based on their contractual terms to maturity. Demand loans, home equity loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.

                                                                          Due 4-5     Due 6-10    Due 11-20
                                        Due during the year ending         years       years        years
                                              September 30,                after       after        after
                                        1998        1999       2000       9/30/97     9/30/97      9/30/97        Total
                                      --------    --------    -------   ---------   ---------    ---------       -------
Real estate loans:
   One- to four-family               $   717        $649        $704       $1,539       $4,355      $15,525       $23,489
   Multifamily and nonresidential      2,964       1,499         737            -            -            -         5,200
   Construction                          998         362           -            -            -            -         1,360
Commercial loans                          86          65          15            -            -            -           166
Consumer loans                           444         165         128            -            -            -           737
                                    --------    --------    --------   -----------  ----------- ------------   ----------
Total                                 $5,209      $2,740      $1,584       $1,539       $4,355      $15,525       $30,952
                                      ======      ======      ======       ======       ======      =======       =======

                                       3

         The table below sets forth the dollar amount of all loans due after September 30, 1998, which have predetermined interest rates and have floating or adjustable interest rates:

                                          Due after
                                     September 30, 1998
                                       (In thousands)
Fixed rates of interest                      $  1,764
Adjustable rates of interest                  $23,979


         Loans Secured by One- to Four-Family Residences. The principal lending activity of Citizens is the origination of permanent mortgage loans secured by one- to four-family residences, primarily single-family residences located within Madison County. At September 30, 1997, one- to four-family residential loans totaled approximately $235 million, or 75.9% of total loans. Citizens also offers home equity lines of credit secured by second mortgages on properties on which Citizens holds the first mortgage. Of the total of one- to four-family residential loans, approximately $23.3 million were secured by first mortgages and approximately $194,000 were secured by second mortgages at September 30, 1997.

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

         Although origination of ARMs decreases interest rate risk, such loans involve other risks. As interest rates rise, for example, the payment by a borrower increases to the extent permitted by the terms of his loan. Such increase in the payment may increase the potential for default. Moreover, the marketability of the underlying property may be adversely affected by a general increase in interest rates. Citizens believes that such risks have not had a material adverse effect on Citizens to date. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995 - Interest Rate Risk."

         Loans Secured by Multifamily Residences. In addition to loans on one- to four-family properties, Citizens originates loans secured by multifamily properties (more than four units). At September 30, 1997, the multifamily loan portfolio consisted of three loans, which totaled approximately $671,000, or 2.2% of total loans, and which were performing in accordance with their terms. Multifamily loans are offered with adjustable rates for terms of up to 25 years and have LTVs up to 80%.

         Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the property to cover operating expenses and debt service. The profitability of a property can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Citizens attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the property and by obtaining personal guarantees on loans made to corporations and partnerships. Citizens requires financial statements to be submitted annually by borrowers whose outstanding loan balances are considered by the Board of Directors to be substantial. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995 - Interest Rate Risk."

         Loans Secured by Nonresidential Real Estate. Citizens also originates loans for the purchase of nonresidential real estate. Among the properties securing the nonresidential real estate loans in the portfolio of Citizens are office buildings and retail properties located in the primary market area of Citizens. At September 30, 1997, approximately $4.5 million, or 14.6%, of the total loans of Citizens, were secured by mortgages on nonresidential real estate. At such date, the largest single loan secured by nonresidential real estate had a balance of $519,000 and was performing in accordance with its terms. The nonresidential real estate loans made by Citizens have adjustable rates, terms of up to 25 years and LTVs of up to 75%. Citizens also makes loans for the construction of nonresidential properties.

         Although  loans  secured by  nonresidential  real  estate  have  higher interest rates than one- to four-family residential real estate loans, nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Citizens has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995 Interest Rate Risk."

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

         Construction loans are offered with adjustable rates for terms of up to 25 years. At September 30, 1997, the loan portfolio of Citizens included $1.4 million in construction loans, or 4.4% of total loans, including undisbursed proceeds of approximately $885,000. All of the construction loans in the portfolio of Citizens are for construction of residential properties in Madison County and contiguous counties and all of such loans were performing in accordance with their terms at September 30, 1997.

         Construction loans, particularly loans involving nonresidential real estate, generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Citizens would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995 - Interest Rate Risk."

         Commercial Loans. Citizens occasionally makes commercial loans to businesses in its primary market area. Such loans are typically secured by a security interest in equipment, nonresidential real estate or other assets of the borrower. At September 30, 1997, the commercial loan portfolio of Citizens totaled $166,000, less than 1% of total loans.

         Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995 - Interest Rate Risk."

         Consumer Loans. Citizens makes various types of consumer loans, including loans made to depositors on the security of their deposit accounts, automobile loans, home improvement loans and other secured loans and unsecured personal loans. Consumer loans are made at varying rates of interest and for varying terms based on the type of loan. At September 30, 1997, Citizens had approximately $737,000, or 2.4% of total loans, invested in consumer loans, all of which were performing in accordance with their terms.

         Consumer loans, particularly consumer loans which are unsecured or are secured by depreciating assets such as automobiles, may entail greater risk than residential real estate loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995 - Interest Rate Risk."

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

         The following table presents the loan origination activity of Citizens for the periods indicated:

                                                      Year ended September 30,

                                                     1997                1996
                                                 ---------             -------
                                                          (In thousands)
Loans originated:
  One- to four-family residential                   $3,709              $3,399
  Multifamily residential                              434                   -
  Nonresidential                                       864               1,180
  Construction                                       1,939               1,782
  Commercial                                           172                 156
  Consumer                                             673                 657
                                                   -------             -------
    Total loans originated                           7,791               7,174

Principal repayments                                (5,438)             (8,227)

Increase in other items, net (1)                        81                 112
                                                  --------             -------

Net increase (decrease)                             $2,434              $ (941)
                                                    ======              ======
-----------------------------

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

         Based on the 15% limit, Citizens was able to lend approximately $900,000 to one borrower at September 30, 1997. The largest amount Citizens had outstanding to one borrower and related persons or entities at September 30, 1997, was $519,000, consisting of one loan, which is secured by real estate and was performing in accordance with its terms on September 30, 1997.

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


         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                At September 30,

                                                  1997                                 1996
                                                 -----                                 ----
                                                             Percent                              Percent
                                                             of total                             of total
                                     Number      Amount        loans      Number       Amount       loans
                                                            (Dollars in thousands)
Loans delinquent for:
  30 - 59 days                          4       $  49          .16%          3         $  51         .18%
  60 - 89 days                          2          40          .13           1             8         .03
  90 days and over                      5         268          .87           4           261         .90
                                      ---       -----        -----           -         -----       -----
   Total delinquent loans              11        $357         1.16%          8          $320        1.11%
                                       ==        ====         ====           =          ====        ====

         Nonperforming assets include nonaccruing loans, real estate acquired by foreclosure or by deed-in-lieu thereof and repossessed assets. Citizens ceases to accrue interest on real estate loans if the collateral value is not adequate, in the opinion of management, to cover the outstanding principal and interest. Generally, however, Citizens ceases to accrue such interest on a loan at any time the loan is 90 days or more delinquent.

         The following table sets forth information with respect to the accrual and nonaccrual status of the loans and other nonperforming assets of Citizens at the dates indicated:

                                                      At September 30,
                                                 1997                 1996
                                                 (Dollars in thousands)
Accruing loans delinquent 90+ days             $    7              $     -

Loans accounted for on a
   nonaccrual basis:
   Real estate
     One- to four-family                          237                  237
     Multifamily                                    -                    -
     Nonresidential                                24                   24
   Consumer                                         -                    -
                                              -------             --------
     Total nonaccrual loans                       261                  261
                                                  ---                -----

     Total nonperforming loans                    268                  261

   Real estate owned                                -                    -
                                               ------              -------

     Total nonperforming assets                  $268                 $261
                                                 ====                 ====

     Allowance for loan losses                   $187                 $187

     Nonperforming assets as a percent
       of total assets                           .70%                  .71%

     Nonperforming loans as a percent
       of total loans                            .87%                  .90%

     Allowance for loan losses as a
       percent of nonperforming loans          69.78%                71.65%

         For the year ended September 30, 1997, gross interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms was $20,000. Interest collected on such loans and included in net earnings was approximately $2,000.

         Real estate acquired by Citizens as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, such property is recorded by Citizens at the lower of cost or the estimated fair value of the real estate, less estimated selling expenses, at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. All costs incurred in maintaining REO property are expensed from the date the property is acquired. Costs relating to the development and improvement of the property are capitalized to the extent of fair value. At September 30, 1997, Citizens had no REO properties.

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

         The aggregate amounts of classified assets of Citizens at the dates indicated were as follows:

                                             At September 30,
                                       1997                     1996
                                              (In thousands)
Classified assets:
   Substandard                         $305                      $261
   Doubtful                               -                         -
   Loss                                   -                         -
                                    -------                   -------
    Total classified assets            $305                      $261
                                       ====                      ====


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

         Allowance for Loan Losses. Senior management, with oversight by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of delinquent and nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. The amounts in the provision for loan losses shown in the table below for fiscal years 1997 and 1996 were determined based upon past loan experience, a review of individual specific problem loans, if any, the estimated value of the underlying collateral and the prevailing economic conditions. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995 - Possible Inadequacy of the Allowance for Loan Losses."

         The following table sets forth an analysis of the allowance for loan losses of Citizens for the periods indicated:

                                                       Year ended September 30,
                                                       1997               1996
                                                        (Dollars in thousands)
Balance at beginning of period                          $187              $190

Charge-offs                                                -                (3)
Recoveries                                                 -                 -
                                                    --------           -------
Net charge-offs                                            -                (3)

Provision for loan losses                                  -                 -
                                                    --------           -------

Balance at end of year                                  $187              $187
                                                        ====              ====

Ratio of net charge-offs
   to average loans outstanding
   during the period                                      -%              .01%

Ratio of allowance for loan losses
   to total loans                                       .60%              .65%

         The following table sets forth the allocation of the allowance for loan losses of Citizens by type of loan at the dates indicated:

                                                    At September 30,

                                    1997                               1996
                                    ------                             ----
                                           Percent of                        Percent of
                                         loans in each                      loans in each
                                          category to                        category to
                            Amount         total loans       Amount          total loans

                                                  (Dollars in thousands)
Balance at year end
applicable to:
  Real estate loans         $182              97.08%              $181           96.95%
  Commercial loans             1                .54                  1            0.66
  Consumer loans               4               2.38                  5            2.39
  Unallocated                  -               2.38                  -               -
                         -------           --------            -------      ----------
    Total                   $187             100.00%              $187          100.00%
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

         The following table sets forth the composition of interest-bearing deposits, investment securities and mortgage-backed securities of Citizens at the dates indicated:


                                                                        At September 30,

                                                       1997                                          1996
                                                       ------                                        ----
                                     Carrying     % of        Fair       % of      Carrying     % of        Fair       % of
                                      value      total       value      total       value      total       value      total
                                                                      (Dollars in thousands)
Interest-bearing deposits:
   Demand deposits                     $3,342     44.07%     $3,342       43.91%    $1,674      19.52%     $1,674      19.74%
   Overnight deposits                       -         -           -           -        650       7.58         650       7.67
                                     --------  --------    --------    --------   --------     ------     -------    -------
     Total interest-bearing deposits    3,342     44.07       3,342       43.91      2,324      27.10       2,324      27.41

Investment securities:
   Held to maturity:
     U.S. Government and agency
       securities                         500      6.59         502        6.59      2,000      23.32       1,991      23.48
   Available for sale:
     Corporate equity securities          155      2.05         155        2.04        220       2.57         220       2.59

Mortgage-backed securities
   held to maturity                     3,586     47.29       3,613       47.46      4,032      47.01       3,944      46.52
                                      -------   -------     -------     -------    -------    -------     --------   -------
Total investments                      $7,583    100.00%     $7,612      100.00%    $8,576     100.00%     $8,479     100.00%
                                       ======    ======      ======      ======     ======     ======      ======     ======

         The maturities of the interest-bearing deposits, U.S. Government and agency obligations and mortgage-backed securities of Citizens at September 30, 1997, are indicated in the following table:

                                                                 At September 30, 1997
                                            After one through     After five        After ten
                           One year or less      five years    through ten years      years                 Total
                         Carrying  Average Carrying  Average Carrying  Average Carrying  Average Carrying Market     Weighted
                           value    yield    value    yield    value  yield    value    yield     value   value   average yield
                                                              (Dollars in thousands)
Interest-bearing
  deposits in other       $3,342    4.79%       -       -         -       -        -       -    $3,342    $3,342      4.79%
  financial institutions
U.S. Government and
  agency obligations         500    6.13        -       -         -      -         -       -       500       502      6.13%
Mortgage-backed               53    6.28      251     6.28      416    6.28    2,866     6.28    3,586     3,613      6.28
                        --------    ----    -----     ----    -----    ----    -----     ----   ------    ------      ----
  securities

     Total                $3,895    4.99%    $251     6.28%    $416    6.28%  $2,866     6.28%  $7,428    $7,457      5.63%
                          ======    ====     ====     ====     ====    ====   ======     ====   ======    ======      ====


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

         At September 30, 1997, certificates of deposit at Citizens totaled approximately $20.5 million, or 68.5% of total deposits. Of such amount, approximately $11.4 million in certificates of deposit mature within one year. Based on past experience and the prevailing pricing strategies of Citizens, management believes that a substantial percentage of such certificates will be renewed with Citizens at maturity. If there is a significant deviation from historical experience, Citizens can utilize borrowings from the FHLB of Cincinnati as an alternative source of funds.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Citizens at the dates indicated:

                                                                  At September 30,

                                                          1997                       1996
                                                          ------                     ----
                                                                Percent                     Percent
                                                               of total                    of total
                                                   Amount      deposits       Amount       deposits
                                                                (Dollars in thousands)
Transaction accounts:
 NOW accounts (1)                                  $3,092        10.32%      $  2,963        10.51%
 Super NOW accounts (2)                               278          .94            235         0.83
 Passbook savings accounts (3)                      5,834        19.47          5,587        19.82
 Money market accounts (4)                            226          .75            278          .98
                                                ----------     -------      ---------     --------

  Total transaction accounts                        9,430        31.48          9,063        32.14

Certificates of deposit:
   6.00% or less                                   15,616        52.14         13,482        47.82
   Over 6.01%                                       4,905        16.38          5,650        20.04
                                                ---------       ------      ---------      -------

   Total certificates of deposit (5)               20,512        68.52         19,132        67.86
                                                 ---------      ------       --------      -------

   Total deposits                                 $29,951       100.00%       $28,195       100.00%
                                                  =======       ======        =======       ======
-----------------------------

(1) The weighted average rate on NOW accounts at September 30, 1997 and 1996, was 2.27% and 2.29%, respectively.

(2) The weighted average rate on Super NOW accounts at September 30, 1997 and 1996, was 2.50% and 2.49%, respectively.

(3) The weighted average rate on passbook savings accounts at September 30, 1997 and 1996, was 3.00%.

(4) The weighted average rate on money market accounts at September 30, 1997 and 1996, was 2.71% and 2.74%, respectively.

(5)  The weighted  average rate on all  certificates  of deposit,  including IRA
     accounts,   at  September   30,  1997  and  1996,   was  6.00%  and  5.96%,
     respectively.

         Citizens bids on public funds from entities in its primary market area. The amount of such deposits was approximately $90,000 at September 30, 1997.

         The   following   table  shows  rate  and  maturity   information   for
certificates of deposit at Citizens at September 30, 1997:

                                                         Amount Due
                                              Over          Over
                                Up to       1 year to    2 years to       Over
       Rate                    one year      2 years      3 years       3 years         Total
       ----                   ----------  -----------   -----------   -----------     -------
                                 (In thousands)
4.01% to 6.00%                   $10,939       $3,465        $  824      $   388        $15,616
6.01% to 8.00%                       499           92         1,441        2,873          4,905
                              ----------    ---------         -----        -----      ---------
  Total certificates
    of deposit                   $11,438       $3,557        $2,265       $3,261        $20,521
                                 =======       ======        ======       ======        =======


         The following table presents the amount of certificates of deposit of $100,000 or more at Citizens by the time remaining until maturity at September 30, 1997:

           Maturity                                     Amount
                                                   (In thousands)
Three months or less                                   $  251
Over 3 months to 6 months                                 100
Over 6 months to 12 months                                537
Over 12 months                                            716
                                                       ------

    Total                                              $1,604
                                                       ======



         The following table sets forth the deposit account balance activity at Citizens for the periods indicated:

                                                  Year ended September 30,
                                                 1997                   1996
                                                 (Dollars in thousands)
Beginning balance                              $28,195               $30,594
Deposits                                        51,086                51,564
Withdrawals                                     (50,447)              (55,118)
                                                -------               -------
Net deposits before interest
  credited                                      28,834                27,040
Interest credited                                1,117                 1,155
                                               --------               -------
Ending balance                                  29,951                28,195
                                                -------               -------

  Net increase (decrease)                      $  1,756               $(2,399)
                                               ========               =======


         Borrowings. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Citizens is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL test"). If an association meets the QTL test, such association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, such association will be eligible for such advances only to the extent it holds specified QTL test assets. At September 30, 1997, Citizens was in compliance with the QTL test and had $300,000 in advances from the FHLB, bearing interest at the rate of 9.25% and with a maturity date of June 2001.

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

Employees

         As of September 30, 1997, Citizens had eight full-time employees and three part-time employees.


                                   REGULATION

General

         LFC is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, LFC is subject to regulation, examination and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. In addition, as a corporation organized under Ohio law, LFC is subject to provisions of the Ohio Revised Code applicable to corporations generally.

         As a savings and loan association chartered under the laws of Ohio, Citizens is subject to regulation, examination and oversight by the Superintendent of the Division (the "Ohio Superintendent"). Because Citizens deposits are insured by the FDIC, Citizens also is subject to regulatory oversight by the FDIC. Citizens must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether Citizens is in compliance with various regulatory requirements and is operating in a safe and sound manner. Citizens is a member of the FHLB and is subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System (the "FRB").

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations, and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all federally-chartered financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and Citizens may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Citizens may engage and would probably subject Citizens to more regulation by the FDIC. In addition, LFC might become subject to a different set of holding company regulations limiting the activities in which LFC may engage and subjecting LFC to additional regulatory requirements, including separate capital requirements. At this time, LFC cannot predict when or whether Congress may actually pass legislation regarding LFC's and Citizens' regulatory requirements or charter. Although such legislation, if enacted, may change the activities in which LFC or Citizens are authorized to engage, it is not anticipated that the current activities of either LFC or Citizens will be materially affected by those activity limits.

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

         Control Share  Acquisition.  Section  1701.831 of the Ohio Revised Code
(the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers of the corporation or directors of the corporation who are employees of the corporation. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

         Takeover Bid Statute. Ohio law provides that an offeror may not make a tender offer or request or invitation for tenders that would result in the offeror beneficially owning more than ten percent of any class of the target company's equity securities unless such offeror files certain information with the Ohio Division of Securities (the "Securities Division") and provides such information to the target company and the offerees within Ohio. The Securities Division may suspend the continuation of the control bid if the Securities Division determines that the offeror's filed information does not provide full disclosure to the offerees of all material information concerning the control bid. The statute also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

Ohio Savings and Loan Regulation

         The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on their asset size to cover the costs of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally-chartered savings association. The Ohio Superintendent also has approval authority over any mergers involving, or acquisitions of control of, Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio association in conservatorship or receivership.

         In addition to being governed by the laws of Ohio specifically governing savings and loan associations, Citizens is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings and loan associations.

Office of Thrift Supervision

         General. The OTS is an office of the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

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

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Citizens includes a general loan loss allowance of $187,000 at September 30, 1997.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to the interest rate risk component, a savings association will have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (1) well-capitalized associations are those that have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and core capital of 4% (except for associations receiving the highest examination rating, in which case the level is 3%) but are not well-capitalized; (3) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital of less than 3% or core capital of less than 3%; and (5) critically undercapitalized associations are those with tangible capital of 2% or less of total assets. In addition, the

OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Citizens' capital at September 30, 1997, met the standards for a well-capitalized institution.

         Federal law prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized and (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

         Liquidity. OTS regulations require that a savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Citizens at September 30, 1997, was approximately $3.0 million, or 10.2%, and exceeded the then applicable 5% liquidity requirement by approximately $1.5 million.

         Qualified Thrift Lender Test. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At September 30, 1997, Citizens met the QTL test.

         Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At September 30, 1997, Citizens was in compliance with this lending limit.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Citizens was in compliance with such restrictions at September 30, 1997.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. LFC is an affiliate of Citizens. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Citizens was in compliance with these requirements and restrictions at September 30, 1997.

         Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association which has converted from mutual to stock form is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year up to the greater of (i) 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, and (ii) the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Citizens meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.

         Tier 2 consists of associations that, before and after the proposed distribution, meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the most recent four quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution.

         As a subsidiary of LFC, Citizens is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during such 30-day period based on safety and soundness concerns. Citizens paid no dividends to LFC during fiscal 1997.

         Holding Company Regulation. LFC is a savings and loan holding company within the meaning of the HOLA. As such, LFC has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by LFC. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         As a unitary savings and loan holding company, LFC generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit LFC's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact LFC's current activities, which consist solely of holding stock of Citizens. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of LFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1997, Citizens met both those tests.

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

         Federal Regulation of Acquisitions of Control of LFC and Citizens. In addition to the Ohio law limitations on the merger and acquisition of Citizens and LFC, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Citizens or LFC without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

     In addition, any merger of Citizens must be approved by the OTS as well as the Superintendent. Further, any merger of LFC in which LFC is not the resulting company must also be approved by both the OTS and the Superintendent. Federal Deposit Insurance Corporation

         Deposit Insurance and Assessments. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Citizens is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Citizens, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

         The FDIC is required to maintain designated levels of reserves in the SAIF and in the BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Prior to September 1996, the SAIF's ratio of reserves to insured deposits was significantly below the level required by law, while the BIF's ratio was above the required level. As a result, institutions with SAIF-insured deposits were paying higher deposit insurance assessments than institutions with BIF-insured deposits. Federal legislation providing for the recapitalization of the SAIF became effective in September 1996 and included a special assessment of $.657 per $100 of SAIF-insured deposits held at March 31, 1995. Citizens had approximately $29.7 million in deposits at March 31, 1995, and paid a special assessment of $193,000, or $127,000, net of tax effects.

         State-Chartered Association Activities. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Citizens' activities and investments at September 30, 1997, were permissible for a federal association.

FRB Reserve Requirements

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $49.3 million (subject to an exemption of up to $4.4 million), and of 10% of net transaction accounts in excess of $49.3 million. At September 30, 1997, Citizens was in compliance with its reserve requirements.

Federal Home Loan Banks

         The Federal Home Loan Banks provide credit to their members in the form of advances. Citizens is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Citizens' residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Citizens was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $280,000 at September 30, 1997.

         FHLB advances to member institutions who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At September 30, 1997, Citizens' maximum limit on advances was approximately $5.6 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

         Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

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


                                    TAXATION

Federal Taxation

         LFC and Citizens are both subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, LFC and Citizens may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Citizens, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1994, 1993 and 1992, Citizens used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

         The Act eliminated the percentage of taxable income method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

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

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Citizens to LFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Citizens for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1997, the pre-1988 reserves of Citizens for tax purposes totaled approximately $340,000. Citizens believes it had approximately $3.3 million of accumulated earnings and profits for tax purposes as of September 30, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Citizens will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Citizens have been audited or closed without audit through fiscal year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Citizens.

Ohio Taxation

         LFC is subject to the Ohio corporation franchise tax, which, as applied to LFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 and (ii) 0.582% times taxable net worth. Under these alternative measures of computing tax liability, the states to which a taxpayer's adjusted total net income and adjusted total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is $50 per year.

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

         Ohio corporation franchise tax law is scheduled to change markedly as a consequence of legislative reforms enacted July 1, 1997. Tax liability, however, continues to be measured by both net income and net worth. In general, tax liability will be the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or
(ii) 0.40% of taxable net worth. Under these alternative measures of computing tax liability, the states to which total net income and total net worth will be apportioned or allocated will continue to be determined by complex formulas, but the formulas change. The minimum tax will still be $50 per year and maximum tax liability as measured by net worth will be limited to $150,000 per year. The special litter taxes remain in effect. Various other changes in the tax law may affect LFC.

         Citizens is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of Citizens' apportioned book net worth, determined in accordance with GAAP, less any statutory deduction. This rate of tax is scheduled to decrease in each of the years 1990 and 2000. As a "financial institution," Citizens is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.    Description of Property

         The following table sets forth certain information at September 30, 1997, regarding the office facilities of Citizens:

                                        Owned or         Date        Net book
      Location                           leased       acquired        value
2 East High Street, London, Ohio          Owned          1977        $247,000


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


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters

        The information contained in the 1997 Annual Report to Shareholders (the "Annual Report") under the caption "Common Stock and Related Information" is incorporated herein by reference.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7.    Financial Statements

        The Consolidated Financial Statements appearing in the Annual Report and the report of Grant Thornton LLP ("Grant Thornton") dated November 14, 1997, are incorporated herein by reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On July 11, 1996, the Board of Directors approved the recommendation of its Audit Committee to change its independent accountant from KPMG Peat Marwick ("KPMG") to Grant Thornton LLP ("Grant Thornton"). No adverse opinion, disclaimer or qualification was contained in KPMG's report for either of the last two fiscal years for which KPMG completed an audit of Citizens' financial statements, nor were such reports modified as to uncertainty, audit scope or accounting principles. Further, there was no disagreement between KPMG and Citizens or Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The information contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of LFC (the "Proxy Statement"), a copy of which is attached as Exhibit 99.1 hereto, under the caption "Election of Directors -Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


Item 10.   Executive Compensation

        The information contained in the Proxy Statement under the caption " Election of Directors -- Compensation of Executive Officers and Directors" is incorporated herein by reference.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

        The information contained in the Proxy Statement under the caption "Election of Directors -- Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.


Item 12.   Certain Relationships and Related Transactions

        The information contained in the Proxy Statement under the caption "Election of Directors -- Certain Transactions" is incorporated herein by reference.

Item 13.   Exhibits and Reports on Form 8-K

(a)     Exhibits


     Exhibit
      3(a)                                                    Articles  of  Incorporation  Incorporated  by  reference  to  the
                                                              Registration  Statement  on Form S-1 filed by LFC on  December 8,
                                                              1995,  and amended on January 31 and  February 8, 1996 (the "Form
                                                              S-1"), Exhibit 3.1

      3(b)     Certificate of Amendment to Articles of        Incorporated by reference to LFC's Form 10-KSB for the
               Incorporation                                  fiscal year ended September 30, 1996

      3(c)     Code of Regulations                            Incorporated by reference to the Form S-1, Exhibit 3.2

      10.1     London Financial Corporation 1996 Stock        Incorporated by reference to the Form S-1, Exhibit 10.1
               Option and Incentive Plan

      10.2     The Citizens Loan & Savings Company            Incorporated by reference to the Form S-1, Exhibit 10.2
               Management Recognition Plan and Trust
               Agreement

      10.3     London Financial Corporation Employee          Incorporated by reference to the Form S-1, Exhibit 10.4
               Stock Ownership Plan

      10.4     Employment Agreement between The Citizens      Incorporated by reference to the Form S-1, Exhibit 10.5
               Loan & Savings Company and John J. Bodle

       13      Annual Report to Shareholders

       21      Subsidiaries of the Registrant

       27      Financial Data Schedule

      99.1     Proxy Statement

      99.2     Reissued Report of
               KPMG Peat Marwick LLP

      99.3     Safe Harbor Under the Private Securities
               Litigation Reform Act of 1995

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the fiscal year ended September 30, 1997.

                                   SIGNATURES

       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          LONDON FINANCIAL CORPORATION

                          By: John J. Bodle, President
                        (Duly Authorized Representative)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



   John I. Andrix                                   Rodney A. Bell
   Director                                         Director

   Date:  December 11, 1997                         Date:  December 11, 1997




   John J. Bodle                                    Donovan D. Forrest
   Chief Executive Officer, Principal               Director
   Financial Officer, Principal Accounting
   Officer and Director

   Date:  December 11, 1997                         Date:  December 11, 1997




   Edward D. Goodyear                               Shirley G. Hansgen
   Director                                         Director

   Date:  December 11, 1997                         Date:  December 11, 1997



   Kennison A. Sims
   Director

   Date:  December 11, 1997