Form 10QSB
period 1997-12-31
LONDON FINANCIAL CORP
filed 1998-02-12
CIK 1004961

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1997

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

Yes   X                                                   No

As of February 6, 1998, the latest practicable date, 510,160 of the registrant's common shares, without par value, were issued and outstanding.









                               Page 1 of 13 pages

                          London Financial Corporation

                                      INDEX

                                                                        Page

PART I  -   FINANCIAL INFORMATION

              Consolidated Statements of Financial Condition               3

              Consolidated Statements of Earnings                          4

              Consolidated Statements of Cash Flows                        5

              Notes to Consolidated Financial Statements                   6

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                   8


PART II -   OTHER INFORMATION                                             12

SIGNATURES                                                                13


                          London Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                     December 31,         September 30,
         ASSETS                                                                              1997                  1997
Cash and due from banks                                                                 $     431             $     322
Interest-bearing deposits in other financial institutions                                   4,049                 3,342
                                                                                          -------               -------
         Cash and cash equivalents                                                          4,480                 3,664

Investment securities designated as available for sale - at market                            161                   155
Investment securities - at amortized cost, approximate market
  value of $502 at September 30, 1997                                                          -                    500
Mortgage-backed securities - at cost, approximate market
  value of $3,518 and $3,613 at December 31, 1997 and
  September 30, 1997, respectively                                                          3,492                 3,586
Loans receivable - net                                                                     28,931                29,465
Office premises and equipment - at depreciated cost                                           358                   360
Stock in Federal Home Loan Bank - at cost                                                     285                   280
Accrued interest receivable                                                                   158                   169
Prepaid expenses and other assets                                                              15                    31
Deferred federal income taxes                                                                  36                    -
                                                                                        ---------               ------

         Total assets                                                                     $37,916               $38,210
                                                                                           ======                ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                  $30,673               $29,951
Advances from the Federal Home Loan Bank                                                      300                   300
Other borrowed money                                                                        1,400                    -
Other liabilities                                                                             138                   162
Accrued federal income taxes                                                                  187                   141
Deferred federal income taxes                                                                  -                     52
                                                                                          -------             ---------
         Total liabilities                                                                 32,698                30,606

Shareholders' equity
  Common shares - authorized 5,000,000 shares, without par value;
    529,000 shares issued                                                                      -                     -
  Additional paid-in capital                                                                2,388                 4,910
  Shares acquired by Employee Stock Ownership Plan                                           (381)                 (423)
  Shares acquired by Management Recognition Plan                                             (315)                 (315)
  Retained earnings - substantially restricted                                              3,773                 3,683
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                           35                    31
  Less 18,840 treasury shares - at cost                                                      (282)                 (282)
                                                                                         --------              --------
         Total shareholders' equity                                                         5,218                 7,604
                                                                                          -------               -------

         Total liabilities and shareholders' equity                                       $37,916               $38,210
                                                                                           ======                ======


                          London Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                     For the three months ended December 31,
                        (In thousands, except share data)


                                                                             1997                1996
Interest income
  Loans                                                                      $665                $576
  Mortgage-backed securities                                                   57                  56
  Investment securities                                                         3                  29
  Interest-bearing deposits and other                                          47                  32
                                                                             ----                ----
         Total interest income                                                772                 693

Interest expense
  Deposits                                                                    371                 349
  Borrowings                                                                   26                   7
                                                                             ----               -----
         Total interest expense                                               397                 356
                                                                              ---                 ---

         Net interest income                                                  375                 337

Provision for losses on loans                                                   2                  -
                                                                            -----               -----

         Net interest income after provision for
           losses on loans                                                    373                 337

Other income
  Gain on investment securities transactions                                    6                  -
  Other operating                                                              16                  15
                                                                             ----                ----
         Total other income                                                    22                  15

General, administrative and other expense
  Employee compensation and benefits                                          112                 107
  Occupancy and equipment                                                      17                  17
  Federal deposit insurance premiums                                            5                  18
  Franchise taxes                                                               4                   5
  Data processing                                                              14                  14
  Other                                                                        60                  47
                                                                             ----                ----
         Total general, administrative and other expense                      212                 208
                                                                              ---                 ---

         Earnings before income taxes                                         183                 144

Federal income taxes
  Current                                                                     152                 (11)
  Deferred                                                                    (90)                 60
                                                                             ----                ----
         Total federal income taxes                                            62                  49
                                                                             ----                ----

         NET EARNINGS                                                        $121               $  95
                                                                              ===                ====

         EARNINGS PER SHARE
           Basic                                                             $.26                $.20
                                                                              ===                 ===

           Diluted                                                           $.25                $.20
                                                                              ===                 ===


                          London Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)


                                                                                                 1997              1996
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                                 $   121          $     95
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Gain on investment securities transactions                                                     (6)               -
    Provision for losses on loans                                                                   2                -
    Amortization of deferred loan origination fees                                                (35)              (18)
    Depreciation and amortization                                                                   5                 6
    Federal Home Loan Bank stock dividends                                                         (5)               (5)
    Amortization expense of stock benefit plans                                                    53                -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  11                12
      Prepaid expenses and other assets                                                            16                 8
      Other liabilities                                                                           (24)             (154)
      Federal income taxes
        Current                                                                                    46               (35)
        Deferred                                                                                  (90)               60
                                                                                              -------           -------
         Net cash provided by (used in) operating activities                                       94               (31)

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                 506              1,000
  Principal repayments on mortgage-backed securities                                               94                 80
  Principal repayments on loans                                                                 2,843              1,368
  Loan disbursements                                                                           (2,276)            (2,178)
  Purchase of office equipment                                                                     (3)                -
                                                                                             --------              ----
         Net cash provided by investing activities                                              1,164                270

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                                722                600
  Proceeds from other borrowed money                                                            1,400                 -
  Distributions paid on common shares                                                          (2,564)               (32)
                                                                                                -----            -------
         Net cash provided by (used in) financing activities                                     (442)               568
                                                                                               ------             ------

Net increase in cash and cash equivalents                                                         816                807

Cash and cash equivalents at beginning of period                                                3,664              2,643
                                                                                                -----              -----

Cash and cash equivalents at end of period                                                     $4,480             $3,450
                                                                                                =====              =====

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Federal income taxes                                                                      $   100          $     23
                                                                                               ======           =======

    Interest on deposits and borrowings                                                       $   378           $   356
                                                                                               ======            ======


Supplemental disclosure of noncash investing activities:
  Unrealized gains on investment securities designated
    as available for sale, net of related tax effects                                       $       4            $   -
                                                                                             ========             ====

                          London Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended December 31, 1997 and 1996


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of London Financial Corporation ("LFC") included in the Annual Report on Form 10-KSB for the year ended September 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended December 31, 1997 and 1996, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying  consolidated  financial statements include the accounts of LFC
and  The  Citizens  Loan  &  Savings  Company   ("Citizens").   All  significant
intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share for the three month periods ended December 31, 1997 and 1996, is computed based upon 467,840 and 486,680 weighted-average shares outstanding, respectively, which gives effect to a reduction for 42,320 unallocated shares held by the London Financial Corporation Employee Stock Ownership Plan (the "ESOP") in accordance with Statement of Position 93-6.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 486,808 for the three month periods ended December 31, 1997, and 486,680 for the three months ended December 31, 1996.

4.  Effects of Recent Accounting Pronouncements

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

                          London Financial Corporation

          For the three month periods ended December 31, 1997 and 1996


4.  Effects of Recent Accounting Pronouncements (continued)

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on LFC's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No.
131 is not expected to have a material impact on LFC's financial statements.

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans, the effects of the year 2000 on certain information technology systems and the effect of certain recent accounting pronouncements.


Discussion of Financial Condition Changes from September 30, 1997 to
  December 31, 1997

At December 31, 1997, LFC had total assets of $37.9 million, a decrease of $294,000, or .8%, from September 30, 1997. The decrease in assets resulted primarily from the $5.00 per share return of capital distribution, totaling $2.5 million, which was paid to LFC's shareholders in November, 1997.

Investment securities and mortgage-backed securities decreased by $588,000, to a total of $3.7 million at December 31, 1997, reflecting the maturity of investment securities totaling approximately $500,000 and principal repayments on mortgage-backed securities of $94,000.

Loans receivable decreased by $534,000, or 1.8%, as loan disbursements of $2.3 million were exceeded by principal repayments of $2.8 million.

At December 31, 1997, Citizens' allowance for loan losses totaled $181,000, a $6,000 decline from the level maintained at September 30, 1997. Nonperforming loans totaled $76,000, or .3% of the total loan portfolio at December 31 1997, as compared to nonperforming loans of $268,000, or .9% of the total loan portfolio at September 30, 1997. At December 31, 1997, Citizens' allowance for loan losses was comprised solely of a general loan loss allowance which is includible as a component of regulatory risk-based capital. Although management of LFC believes that its allowance for loan losses was adequate at December 31, 1997, based on the available facts and circumstances, there can be no assurance that the allowance will be adequate to absorb actual loan losses during the current period or that additions to such allowance will not be necessary in future periods, which could adversely affect LFC's results of operations.

Deposits totaled $30.7 million at December 31, 1997, an increase of $722,000, or 2.4%, over the $30.0 million of deposits outstanding at September 30, 1997. Such increase resulted primarily from management's efforts to increase deposits through marketing strategies.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial  Condition  Changes from  September 30, 1997 to
  December 31, 1997 (continued)

Shareholders' equity totaled $5.2 million at December 31, 1997, a decrease of $2.4 million, or 31.4%, from September 30, 1997, levels. The decrease resulted primarily from the $2.5 million, or $5.00 per share, return of capital distribution paid to LFC's shareholders in November, 1997, coupled with a regular dividend totaling $31,000, or $.06 per share, which were partially offset by net earnings of $121,000.

Pursuant to regulations promulgated by the Office of Thrift Supervision, Citizens is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.50% and 3.00% of adjusted total assets, and 8.00% of risk-weighted assets, respectively. As of December 31, 1997, Citizens' tangible and core capital totaled $6.0 million, or 16.0% of adjusted assets and exceeded the $565,000 and $1.1 million requirements by $5.4 million and $4.9 million, respectively. Citizens' risk-based capital totaled $6.2 million and exceeded the requirement by $4.6 million.


Comparison of Operating Results For the Three Month Periods Ended December 31,
  1997 and 1996

General

Net earnings for the three month period ended December 31, 1997, totaled $121,000, an increase of $26,000, or 27.4%, over the comparable 1996 period. The increase in earnings resulted primarily from a $38,000 increase in net interest income and a $7,000 increase in other income, which were partially offset by a $4,000 increase in general, administrative and other expense and a $13,000 increase in the federal income tax provision.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $90,000, or 14.2%, for the three months ended December 31, 1997, as compared to the three months ended December 31, 1996. The increase was primarily due to a $1.3 million increase in the weighted average portfolio balance outstanding year to year, coupled with an increase in yield. Interest income on investment securities and other interest-earning assets decreased by $11,000, or 18.0%, due primarily to a decrease in yields available on short-term deposits.

Interest expense on deposits increased by $22,000, or 6.3%, during the three months ended December 31, 1997. This increase resulted primarily from a $1.8 million increase in the weighted average balance of deposits outstanding. Interest expense on borrowings increased by $19,000, or 271.4%, due to an increase in borrowings outstanding during the period, as LFC borrowed $1.4 million to partially fund the special $5.00 per share distribution paid in November 1997.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results For the Three Month Periods Ended December 31,
  1997 and 1996 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $38,000, or 10.7%, during the three months ended December 31, 1997, as compared to the three months ended December 31, 1996. The interest rate spread totaled approximately 3.25% for the three months ended December 31, 1997, compared to 2.86% for the same period in 1996, while the net interest margin increased to approximately 4.04% in the 1997 period from 3.80% in the 1996 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Citizens, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Citizens' market area, and other factors related to the collectibility of Citizen's loan portfolio. The provision for losses on loans totaled $2,000 for the three months ended December 31, 1997. There can be no assurance that the loan loss allowance of Citizens will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $22,000 during the three months ended December 31, 1997, an increase of $7,000, or 46.7% over the same period in 1996. The increase resulted primarily from a $6,000 gain realized upon the call of a $500,000 U.S. Government agency bond. Other operating income is comprised primarily of service fees on deposit accounts, late charges on loan accounts and rental income on leased office space and safety deposit boxes.

General, Administrative and Other Expense

General, administrative and other expense increased by approximately $4,000, or 1.9%, during the three months ended December 31, 1997, as compared to 1996, reflecting the $13,000, or 72.2%, decline in federal deposit insurance premiums, due to lower premium rates during the quarter, while all other expenses increased by $17,000, or 8.9%.

Federal Income Taxes

The provision for federal income taxes increased by $13,000, or 26.5%, during the three months ended December 31, 1997, due primarily to an increase in earnings before income taxes of $39,000, or 27.1%. LFC's effective tax rates amounted to 33.9% and 34.0% during the three months ended December 31, 1997 and 1996, respectively.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results For the Three Month Periods Ended December 31,
  1997 and 1996 (continued)

Other Matters

As with all providers of financial services, Citizens' operations are heavily dependent on information technology systems. Citizens is addressing the potential problems associated with the possibility that the computers that control or operate Citizens' information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. Citizens is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

As of the date of this Form 10-QSB, Citizens has not identified any specific expenses that are reasonably likely to be incurred by Citizens in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that Citizens is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make Citizens' current systems, programs and equipment year 2000 compliant, LFC's net earnings and financial condition could be adversely affected.

In addition to possible expense related to its own systems, LFC could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in Citizens' primary market area. Because Citizens' loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Citizens' primary market area is not significantly dependent upon one employer or industry, Citizens does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                          London Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

               Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

               Not applicable


ITEM 3.  Defaults Upon Senior Securities

               Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

               On January 22, 1998, the Annual Meeting of LFC's Shareholders was held. Each of the four directors nominated (John I. Andrix, Rodney A. Bell, John J. Bodle, and Shirley C. Hansgen) were elected to terms expiring in 2000 by the following vote:

                       For:  349,296                        Withheld:  1,000

               One other matter was submitted to the shareholders, for which the following votes were cast:

                    Ratification of the appointment of Grant Thornton LLP as independent auditors of LFC for the fiscal year ended September 30, 1998.

                       For:  349,296                         Withheld:  1,000

ITEM 5.  Other Information

               None


ITEM 6.  Exhibits and Reports on Form 8-K

               Reports on Form 8-K:       None.

               Exhibits:                  Financial Data Schedule for the three
                                            months ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     February 6, 1998                   By: /s/John J. Bodle
      ------------------------------             ----------------
                                                 John J. Bodle
                                                 President and
                                                 Chief Executive Officer



Date:     February 6, 1998                   By: /s/Joyce E. Bauerle
      ------------------------------             -------------------
                                                 Joyce E. Bauerle
                                                 Treasurer and
                                                 Principal Accounting Officer