Form 10QSB
period 1998-03-31
LONDON FINANCIAL CORP
filed 1998-05-15
CIK 1004961

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1998
                               ------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.  0-26248

                          LONDON FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

Ohio                                                       31-1452807
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

2 East High Street
London, Ohio                                                   43140
(Address of principal                                       (Zip Code)
executive office)

Issuer's telephone number, including area code: (614)   852-0787

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                        No

As of May 11, 1998, the latest practicable date, 510,160 of the registrant's common shares, without par value, were issued and outstanding.









                               Page 1 of 15 pages

                          London Financial Corporation

                                      INDEX

                                                                         Page

PART I  -  FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition               3

               Consolidated Statements of Earnings                          4

               Consolidated Statements of Cash Flows                        5

               Notes to Consolidated Financial Statements                   6

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                   9


PART II -  OTHER INFORMATION                                               14

SIGNATURES                                                                 15

                          London Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                        March 31,         September 30,
         ASSETS                                                                              1998                  1997
Cash and due from banks                                                                 $     470             $     322
Interest-bearing deposits in other financial institutions                                   3,169                 3,342
                                                                                          -------               -------
         Cash and cash equivalents                                                          3,639                 3,664

Investment securities designated as available for sale - at market                            162                   155
Investment securities - at amortized cost, approximate market
  value of $502 at September 30, 1997                                                          -                    500
Mortgage-backed securities - at cost, approximate market
  value of $3,138 and $3,613 at March 31, 1998 and
  September 30, 1997, respectively                                                          3,105                 3,586
Loans receivable - net                                                                     29,225                29,465
Office premises and equipment - at depreciated cost                                           353                   360
Stock in Federal Home Loan Bank - at cost                                                     290                   280
Accrued interest receivable                                                                   166                   169
Prepaid expenses and other assets                                                              67                    31
                                                                                          -------               -------

         Total assets                                                                     $37,007               $38,210
                                                                                           ======                ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                  $31,175               $29,951
Advances from the Federal Home Loan Bank                                                      300                   300
Other liabilities                                                                              84                   162
Accrued federal income taxes                                                                  103                   141
Deferred federal income taxes                                                                  17                    52
                                                                                          -------               -------
         Total liabilities                                                                 31,679                30,606

Shareholders' equity
  Common shares - authorized 5,000,000 shares without par value;
    529,000 shares issued                                                                      -                     -
  Additional paid-in capital                                                                2,391                 4,910
  Shares acquired by Employee Stock Ownership Plan                                           (381)                 (423)
  Shares acquired by Management Recognition Plan                                             (262)                 (315)
  Retained earnings - substantially restricted                                              3,861                 3,683
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                            1                    31
  Less 18,840 treasury shares - at cost                                                      (282)                 (282)
                                                                                          -------               -------
         Total shareholders' equity                                                         5,328                 7,604
                                                                                          -------               -------

         Total liabilities and shareholders' equity                                       $37,007               $38,210
                                                                                           ======                ======


                          London Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                       Six months ended               Three months ended
                                                                            March 31,                      March 31,
                                                                       1998         1997              1998         1997
Interest income
  Loans                                                              $1,290       $1,165              $625         $589
  Mortgage-backed securities                                            109          116                52           60
  Investment securities                                                   3           43                -            14
  Interest-bearing deposits and other                                    80           69                33           37
                                                                     ------       ------              ----         ----
         Total interest income                                        1,482        1,393               710          700

Interest expense
  Deposits                                                              739          691               368          342
  Borrowings                                                             34           17                 8           10
                                                                     ------       ------               ---          ---
         Total interest expense                                         773          708               376          352
                                                                     ------       ------               ---          ---

         Net interest income                                            709          685               334          348

Provision for losses on loans                                             8           -                  6           -
                                                                   --------        -----             -----          -----

         Net interest income after provision
           for losses on loans                                          701          685               328          348

Other income
  Gain on investment securities transactions                             75           -                 69           -
  Other operating                                                        31           31                15           16
                                                                    -------      -------              ----         ----
         Total other income                                             106           31                84           16

General, administrative and other expense
  Employee compensation and benefits                                    222          205               110           98
  Occupancy and equipment                                                35           33                18           16
  Federal deposit insurance premiums                                     10           23                 5            5
  Franchise taxes                                                        32           32                28           27
  Data processing                                                        30           28                16           14
  Other operating                                                       121          127                61           80
                                                                     ------       ------              ----         ----
         Total general, administrative and other expense                450          448               238          240
                                                                     ------       ------               ---          ---

         Earnings before income taxes                                   357          268               174          124

Federal income taxes
  Current                                                               138           24                16           35
  Deferred                                                              (20)          68                40            8
                                                                    -------      -------              ----          ---
         Total federal income taxes                                     118           92                56           43
                                                                     ------      -------              ----         ----

         NET EARNINGS                                               $   239      $   176              $118        $  81
                                                                     ======       ======               ===         ====

         EARNINGS PER SHARE
           Basic                                                       $.50         $.37              $.25         $.17
                                                                        ===          ===               ===          ===

           Diluted                                                     $.48         $.36              $.24         $.17
                                                                        ===          ===               ===          ===


                          London Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the six months ended March 31,
                                 (In thousands)


                                                                              1998              1997
Cash flows from operating activities:
  Net earnings for the period                                              $   239           $   176
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Gain on investment securities transactions                                 (75)               -
    Provision for losses on loans                                                8                -
    Amortization of deferred loan origination fees                             (59)              (40)
    Depreciation and amortization                                               10                14
    Federal Home Loan Bank stock dividends                                     (10)               (9)
    Amortization expense of stock benefit plans                                109                -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                3                24
      Prepaid expenses and other assets                                        (36)              (39)
      Other liabilities                                                        (78)             (132)
      Federal income taxes
        Current                                                                (38)               -
        Deferred                                                               (20)               68
                                                                           -------           -------
         Net cash provided by operating activities                              53                62

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                              506              1,500
  Purchase of investment securities designated as available
    for sale                                                                  (160)                -
  Proceeds from sale of investment securities designated
    as available for sale                                                      177                 -
  Principal repayments on mortgage-backed securities                           481                268
  Principal repayments on loans                                              4,395              2,582
  Loan disbursements                                                        (4,104)            (4,469)
  Purchase of office equipment                                                  (3)                (6)
                                                                          --------           --------
         Net cash provided by (used in) investing activities                 1,292               (125)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                           1,224              1,114
  Proceeds from Federal Home Loan Bank advances                                 -                 500
  Purchase of common shares for Management Recognition Plan                     -                (315)
  Purchase of treasury shares                                                   -                (206)
  Distributions paid on common shares                                       (2,594)               (58)
                                                                             -----            -------
         Net cash provided by (used in) financing activities                (1,370)             1,035
                                                                             -----              -----

Net increase (decrease) in cash and cash equivalents                           (25)               972

Cash and cash equivalents at beginning of period                             3,664              2,643
                                                                             -----              -----

Cash and cash equivalents at end of period                                  $3,639             $3,615
                                                                             =====              =====

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                   $   100          $     23
                                                                            ======           =======

    Interest on deposits and borrowings                                    $   774           $   705
                                                                            ======            ======

                          London Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the six month periods ended March 31, 1998 and 1997


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of London Financial Corporation ("LFC" or the "Corporation") included in the Annual Report on Form 10-KSB for the year ended September 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended March 31, 1998, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying  consolidated  financial statements include the accounts of LFC
and  The  Citizens  Loan  &  Savings  Company   ("Citizens").   All  significant
intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the London Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 33,856 unallocated ESOP shares, totaled 476,304 for each of the six and three month periods ended March 31, 1998. Weighted-average common shares deemed outstanding, which gives effect to 42,320 unallocated ESOP shares, totaled 482,573 for each of the six and three month periods ended March 31, 1997.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under LFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 495,350 and 495,359 for the six and three month periods ended March 31, 1998, respectively, and 484,964 for each of the six and three month periods ended March 31, 1997.

4.  Effects of Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose

                          London Financial Corporation

             For the six month periods ended March 31, 1998 and 1997


4.  Effects of Recent Accounting Pronouncements (continued)

entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on LFC's consolidated financial position or results of operations.

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

                          London Financial Corporation

             For the six month periods ended March 31, 1998 and 1997


4.  Effects of Recent Accounting Pronouncements (continued)

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


Discussion of Financial Condition Changes from September 30, 1997 to March 31, 1998

At March 31, 1998, LFC had total assets of $37.0 million, a decrease of $1.2 million, or 3.1%, from September 30, 1997. The decrease in assets resulted primarily from the $5.00 per share return of capital distribution, totaling $2.5 million, which was paid to LFC's shareholders in November, 1997, which was partially offset by a $1.2 million increase in deposits.

Investment securities and mortgage-backed securities decreased by $974,000, to a total of $3.3 million at March 31, 1998, reflecting the maturity of investment securities totaling approximately $500,000 and principal repayments on mortgage-backed securities of $481,000.

Loans receivable decreased by $240,000, or .8%, as loan disbursements of $4.1 million were exceeded by principal repayments of $4.4 million.

At March 31, 1998, Citizens' allowance for loan losses totaled $187,000, which equaled the level maintained at September 30, 1997. Nonperforming loans totaled $9,000, or .1% of the total loan portfolio at March 31, 1998, as compared to nonperforming loans of $268,000, or .9% of the total loan portfolio at September 30, 1997. At March 31, 1998, Citizens' allowance for loan losses was comprised solely of a general loan loss allowance which is includible as a component of regulatory risk-based capital. Although management of LFC believes that its allowance for loan losses was adequate at March 31, 1998, based on the available facts and circumstances, there can be no assurance that the allowance will be adequate to absorb actual loan losses during the current period or that additions to such allowance will not be necessary in future periods, which could adversely affect LFC's results of operations.

Deposits totaled $31.2 million at March 31, 1998, an increase of $1.2 million, or 4.1%, over the $30.0 million of deposits outstanding at September 30, 1997. Such increase resulted primarily from management's efforts to increase deposits through marketing strategies.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 1997 to March 31, 1998 (continued)

Shareholders' equity totaled $5.3 million at March 31, 1998, a decrease of $2.3 million, or 29.9%, from September 30, 1997, levels. The decrease resulted primarily from the $2.6 million, or $5.00 per share, return of capital distribution paid to LFC's shareholders in November, 1997, coupled with regular dividends totaling $61,000, or $.12 per share, which were partially offset by net earnings of $239,000.

Citizens is required to maintain regulatory capital sufficient to meet certain minimum capital standards promulgated by the Office of Thrift Supervision. As of March 31, 1998, Citizens' regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results For the Six Month Periods Ended March 31, 1998 and 1997

General

Net earnings for the six month period ended March 31, 1998, totaled $239,000, an increase of $63,000, or 35.8%, over the comparable 1997 period. The increase in earnings resulted primarily from a $24,000 increase in net interest income and a $75,000 increase in other income, which were partially offset by an $8,000 increase in the provision for losses on loans and a $26,000 increase in the federal income tax provision.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $118,000, or 9.2%, for the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. The increase was primarily due to a $737,000 increase in the weighted average portfolio balance outstanding year to year, coupled with an increase in yield. Interest income on investment securities and other interest-earning assets decreased by $29,000, or 25.9%, due primarily to a decrease in yields available on short-term deposits.

Interest expense on deposits increased by $48,000, or 6.9%, during the six months ended March 31, 1998. This increase resulted primarily from a $1.8 million increase in the weighted average balance of deposits outstanding. Interest expense on borrowings increased by $17,000, or 100.0%, due to an increase in borrowings outstanding during the period, as LFC borrowed $1.4 million to partially fund the special $5.00 per share distribution paid in November 1997.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results For the Six Month Periods Ended March 31, 1998 and 1997 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $24,000, or 3.5%, during the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. The interest rate spread totaled approximately 3.21% for the six months ended March 31, 1998, compared to 2.96% for the same period in 1997, while the net interest margin increased to approximately 4.29% in the 1998 period from 3.84% in the 1997 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Citizens, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Citizens' market area, and other factors related to the collectibility of Citizen's loan portfolio. The provision for losses on loans totaled $8,000 for the six months ended March 31, 1998. There can be no assurance that the loan loss allowance of Citizens will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $106,000 during the six months ended March 31, 1998, an increase of $75,000, or 241.9% over the same period in 1997. The increase resulted primarily from a $6,000 gain realized upon the call of a $500,000 U.S. Government agency bond and a $69,000 gain on the sale of equity securities. Other operating income is comprised primarily of service fees on deposit accounts, late charges on loan accounts and rental income on leased office space and safety deposit boxes.

General, Administrative and Other Expense

General,  administrative and other expense increased by approximately $2,000, or
 .4%, during the six months ended March 31, 1998, as compared to 1997, reflecting the $13,000, or 56.5%, decline in federal deposit insurance premiums, due to lower premium rates during the period and a decrease in other expenses totaling $6,000, or 4.7%, while employee compensation and benefits increased by $17,000, or 8.3%.

Federal Income Taxes

The provision for federal income taxes increased by $26,000, or 28.3%, during the six months ended March 31, 1998, due primarily to an increase in earnings before taxes of $89,000, or 33.2%. LFC's effective tax rates amounted to 33.1% and 34.3% during the six months ended March 31, 1998 and 1997, respectively.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results For the Three Month Periods Ended March 31, 1998 and 1997

General

Net earnings for the three month period ended March 31, 1998, totaled $118,000, an increase of $37,000, or 45.7%, over the comparable 1997 period. The increase in earnings resulted primarily from a $68,000 increase in other income, which was partially offset by a $6,000 increase in the provision for losses on loans and a $14,000 decrease in net interest income.

Net Interest Income

Interest income on loans for the three months ended March 31, 1998, increased by $36,000, or 6.1%, as compared to the three months ended March 31, 1997. The increase was primarily due to a $670,000 increase in the weighted-average balance outstanding. Interest income on mortgage-backed securities decreased by $8,000, or 13.3%, due primarily to a $558,000 decrease in the weighted-average portfolio balance outstanding year to year. Interest income on investment securities and other interest-earning assets decreased by $18,000, or 35.3%, due primarily to the sale of investment securities during the current period.

Interest expense on deposits increased by $26,000, or 7.6%, during the three months ended March 31, 1998. This increase resulted primarily from a $1.9 million increase in the weighted average balance of deposits outstanding, which was offset by a decrease in the cost of deposits.

Interest expense on borrowings decreased by $2,000, or 20.0%, during the three months ended March 31, 1998. The decrease is primarily due to a decrease in the weighted-average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $14,000, or 4.0%, during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The interest rate spread totaled approximately 3.12% for the three months ended March 31, 1998, compared to 3.15% for the same period in 1997, while the net interest margin decreased to approximately 3.72% in the 1998 period from 3.93% in the 1997 period.

Other Income

Other income totaled $84,000 during the three months ended March 31, 1998, an increase of $68,000 over the three month period ended March 31, 1997, due primarily to a $69,000 gain on sale of equity securities during the 1998 quarter. Other operating income is comprised primarily of service fees on deposit accounts, late charges on loan accounts and rental income on leased office space and safety deposit boxes.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results For the Three Month Periods Ended March 31, 1998 and 1997 (continued)

General, Administrative and Other Expense

General,  administrative and other expense decreased by approximately $2,000, or
 .8%, during the three months ended March 31, 1998, as compared to 1997. The decrease was primarily comprised of a $19,000, or 23.8%, decrease in other operating expense relating to professional fees during 1998 compared to 1997, which was partially offset by a $12,000, or 12.2%, increase in employee compensation and benefits.

Federal Income Taxes

The provision for federal income taxes increased by $13,000, or 30.2%, for the three month period ended March 31, 1998 as compared to the same period in 1997. LFC's effective tax rates amounted to 32.2% and 34.7% during the three months ended March 31, 1998 and 1997, respectively.

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

         None

ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:          None.

         Exhibits:
             27.1 Financial Data Schedule for the six months ended March 31, 1998.

             27.2 Restated Financial Data Schedule for the six months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:        May 11, 1998                       By: /s/John J. Bodle
      ---------------------------                   ----------------
                                                    John J. Bodle
                                                    President and
                                                    Chief Executive Officer



Date:        May 11, 1998                       By: /s/Joyce E. Bauerle
      ---------------------------                   -------------------
                                                    Joyce E. Bauerle
                                                    Treasurer and
                                                    Principal Accounting Officer