Form 10QSB
period 1998-06-30
LONDON FINANCIAL CORP
filed 1998-08-14
CIK 1004961

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998
                               -----------------------------------

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

Yes   X                                                  No

As of August 10, 1998, the latest practicable date, 479,450 of the registrant's common shares, without par value, were issued and outstanding.









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


                          London Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                         June 30,         September 30,
         ASSETS                                                                              1998                  1997
Cash and due from banks                                                                   $   435               $   322
Interest-bearing deposits in other financial institutions                                   2,028                 3,342
                                                                                           ------                ------
         Cash and cash equivalents                                                          2,463                 3,664

Investment securities designated as available for sale - at market                            141                   155
Investment securities - at amortized cost, approximate market
  value of $502 at September 30, 1997                                                          -                    500
Mortgage-backed securities - at cost, approximate market
  value of $2,928 and $3,613 at June 30, 1998 and
  September 30, 1997, respectively                                                          2,894                 3,586
Loans receivable - net                                                                     30,097                29,465
Office premises and equipment - at depreciated cost                                           369                   360
Stock in Federal Home Loan Bank - at cost                                                     283                   280
Accrued interest receivable                                                                   173                   169
Prepaid expenses and other assets                                                              82                    31
                                                                                           ------                ------

         Total assets                                                                     $36,502               $38,210
                                                                                           ======                ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                  $31,213               $29,951
Advances from the Federal Home Loan Bank                                                      300                   300
Other liabilities                                                                             128                   162
Accrued federal income taxes                                                                    1                   141
Deferred federal income taxes                                                                  33                    52
                                                                                           ------                ------
         Total liabilities                                                                 31,675                30,606

Shareholders' equity
  Common shares - authorized 5,000,000 shares without par value;
    529,000 shares issued                                                                      -                     -
  Additional paid-in capital                                                                2,391                 4,910
  Shares acquired by Employee Stock Ownership Plan                                           (381)                 (423)
  Shares acquired by Management Recognition Plan                                             (262)                 (315)
  Retained earnings - substantially restricted                                              3,895                 3,683
  Unrealized gains (losses) on securities designated as available for
    sale, net of related tax effects                                                          (13)                   31
  Less 49,550 and 18,840 treasury shares - at cost                                           (803)                 (282)
                                                                                           ------                ------
         Total shareholders' equity                                                         4,827                 7,604
                                                                                           ------                ------

         Total liabilities and shareholders' equity                                       $36,502               $38,210
                                                                                           ======                ======

                          London Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                         Nine months ended            Three months ended
                                                                               June 30,                     June 30,
                                                                         1998         1997            1998         1997
Interest income
  Loans                                                                $1,916       $1,773            $626         $608
  Mortgage-backed securities                                              155          175              46           59
  Investment securities                                                     7           50               4            7
  Interest-bearing deposits and other                                     125          115              45           46
                                                                        -----        -----             ---          ---
         Total interest income                                          2,203        2,113             721          720

Interest expense
  Deposits                                                              1,115        1,047             376          356
  Borrowings                                                               40           31               6           14
                                                                        -----        -----             ---          ---
         Total interest expense                                         1,155        1,078             382          370
                                                                        -----        -----             ---          ---

         Net interest income before provision
           for losses on loans                                          1,048        1,035             339          350

Provision for losses on loans                                              14           -                6           -
                                                                        -----        -----             ---          ---

         Net interest income after provision
           for losses on loans                                          1,034        1,035             333          350

Other income
  Gain on investment securities transactions                               75           -               -            -
  Other operating                                                          44           45              13           14
                                                                        -----        -----             ---          ---
         Total other income                                               119           45              13           14

General, administrative and other expense
  Employee compensation and benefits                                      345          332             123          127
  Occupancy and equipment                                                  57           50              22           17
  Federal deposit insurance premiums                                       14           28               4            5
  Franchise taxes                                                          60           60              28           28
  Data processing                                                          43           42              13           14
  Other                                                                   173          183              52           56
                                                                        -----        -----             ---          ---
         Total general, administrative and other expense                  692          695             242          247
                                                                        -----        -----             ---          ---

         Earnings before income taxes                                     461          385             104          117

Federal income taxes
  Current                                                                 154           36              16           12
  Deferred                                                                  3           92              23           24
                                                                        -----        -----             ---          ---
         Total federal income taxes                                       157          128              39           36
                                                                        -----        -----             ---          ---

         NET EARNINGS                                                  $  304       $  257            $ 65         $ 81
                                                                        =====        =====             ===          ===

         EARNINGS PER SHARE
           Basic                                                         $.64         $.54            $.14         $.17
                                                                          ===          ===             ===          ===

           Diluted                                                       $.62         $.53            $.13         $.17
                                                                          ===          ===             ===          ===


                          London Financial Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the nine months ended June 30,
                                 (In thousands)

                                                                                                 1998              1997
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                                  $  304             $ 257
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Gain on investment securities transactions                                                    (75)               -
    Amortization of deferred loan origination fees                                                (96)              (64)
    Provision for losses on loans                                                                  14                -
    Depreciation and amortization                                                                  16                21
    Federal Home Loan Bank stock dividends                                                        (15)              (14)
    Amortization expense of stock benefit plans                                                   109                -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  (4)               (1)
      Prepaid expenses and other assets                                                           (51)              (44)
      Other liabilities                                                                           (34)             (130)
      Federal income taxes
        Current                                                                                  (140)               13
        Deferred                                                                                    3                92
                                                                                                -----              ----
         Net cash provided by operating activities                                                 31               130

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                 506              1,500
  Principal repayments on mortgage-backed securities                                              692                347
  Proceeds from sale of investment securities                                                     177                 -
  Purchase of investment securities                                                              (160)                -
  Principal repayments on loans                                                                 7,180              4,107
  Loan disbursements                                                                           (7,730)            (6,482)
  Purchase of office equipment                                                                    (25)               (24)
  Proceeds from redemption of Federal Home Loan Bank stock                                         12                 -
                                                                                                -----              -----
         Net cash used in investing activities                                                    652               (552)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              1,262              1,392
  Proceeds from Federal Home Loan Bank advances                                                    -                 500
  Purchase of shares for Management Recognition Plan                                               -                (315)
  Purchase of treasury shares                                                                    (521)              (282)
  Distributions paid on common shares                                                          (2,625)               (88)
                                                                                                -----              -----
         Net cash provided by (used in) financing activities                                   (1,884)             1,207
                                                                                                -----              -----

Net increase in cash and cash equivalents                                                      (1,201)               785

Cash and cash equivalents at beginning of period                                                3,664              2,643
                                                                                                -----              -----

Cash and cash equivalents at end of period                                                     $2,463             $3,428
                                                                                                =====              =====

Supplemental disclosure of cash flow information: Cash paid during the year for:
    Federal income taxes                                                                       $  180             $   23
                                                                                                =====              =====

    Interest on deposits and borrowings                                                        $1,155             $1,076
                                                                                                =====              =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net                                                                              $  (44)            $  40
                                                                                                =====             =====

                          London Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the nine month periods ended June 30, 1998 and 1997


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of London Financial Corporation ("LFC" or the "Corporation") included in the Annual Report on Form 10-KSB for the year ended September 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three month periods ended June 30, 1998, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LFC and The Citizens Loan & Savings Company, a savings and loan association wholly-owned by LFC, ("Citizens"). All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the London Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 33,856 unallocated ESOP shares, totaled 475,080 and 472,631 for the nine and three month periods ended June 30, 1998. Weighted-average common shares deemed outstanding, which gives effect to 42,320 unallocated ESOP shares, totaled 479,201 and 472,455 for the nine and three month periods ended June 30, 1997.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under LFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 493,434 and 492,977 for the nine and three month periods ended June 30, 1998, respectively, 480,703 and 473,048 for each of the nine and three month periods ended June 30, 1997.

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

                          London Financial Corporation

             For the nine month periods ended June 30, 1998 and 1997


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

                          London Financial Corporation

             For the nine month periods ended June 30, 1998 and 1997


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


Discussion  of Financial  Condition  Changes from September 30, 1997 to June 30,
1998

At June 30, 1998, LFC had total assets of $36.5 million, a decrease of $1.7 million, or 4.5%, from September 30, 1997. The decrease in assets resulted primarily from the $5.00 per share return of capital distribution, totaling $2.5 million, which was paid to LFC's shareholders in November, 1997, which was partially offset by a $1.3 million increase in deposits.

Investment securities and mortgage-backed securities decreased by $1.2 million, to a total of $3.0 million at June 30, 1998, reflecting the maturity of investment securities totaling approximately $500,000 and principal repayments on mortgage-backed securities of $692,000.

Loans receivable increased by $632,000, or 2.1%, as loan disbursements of $7.7 million exceeded principal repayments of $7.2 million. Loan disbursements during the nine month period ended June 30, 1998, exceeded the volume of disbursements for the same period in 1997 by $1.2 million, or 19.3%.

At June 30, 1998, Citizens' allowance for loan losses totaled $193,000, as compared to the $187,000 level maintained at September 30, 1997. Nonperforming loans totaled $199,000, or .7% of the total loan portfolio at June 30, 1998, as compared to nonperforming loans of $268,000, or .9% of the total loan portfolio at September 30, 1997. At June 30, 1998, Citizens' allowance for loan losses was comprised solely of a general loan loss allowance which is includible as a component of regulatory risk-based capital. Although management of LFC believes that its allowance for loan losses was adequate at June 30, 1998, based on the available facts and circumstances, there can be no assurance that the allowance will be adequate to absorb actual loan losses during the current period or that additions to such allowance will not be necessary in future periods, which could adversely affect LFC's results of operations.

Deposits totaled $31.2 million at June 30, 1998, an increase of $1.3 million, or 4.2%, over the $30.0 million of deposits outstanding at September 30, 1997. Such increase resulted primarily from management's efforts to increase deposits through marketing strategies.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 1997 to June 30, 1998 (continued)

Shareholders' equity totaled $4.8 million at June 30, 1998, a decrease of $2.8 million, or 36.5%, from September 30, 1997, levels. The decrease resulted primarily from the $2.5 million, or $5.00 per share, return of capital distribution paid to LFC's shareholders in November, 1997, coupled with regular dividends totaling $92,000, or $.18 per share, which were partially offset by net earnings of $304,000.

Citizens is required to maintain regulatory capital sufficient to meet certain minimum capital standards promulgated by the Office of Thrift Supervision. As of June 30, 1998, Citizens' regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results For the Nine Month Periods Ended June 30, 1998 and 1997

General

Net earnings for the nine month period ended June 30, 1998, totaled $304,000, an increase of $47,000, or 18.3%, over the comparable 1997 period. The increase in earnings resulted primarily from a $13,000 increase in net interest income and a $74,000 increase in other income, which were partially offset by a $14,000 increase in the provision for losses on loans and a $29,000 increase in the federal income tax provision.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $123,000, or 6.3%, for the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997. The increase was primarily due to an approximate $500,000 increase in the weighted average portfolio balance outstanding year to year, coupled with an increase in yield. Interest income on investment securities and other interest-earning assets decreased by $34,000, or 20.6%, due primarily to decreases in balances outstanding year to year and yields available on short-term deposits.

Interest expense on deposits increased by $68,000, or 6.5%, during the nine months ended June 30, 1998. This increase resulted primarily from a $1.7 million increase in the weighted average balance of deposits outstanding. Interest expense on borrowings increased by $9,000, or 29.0%, due to an increase in borrowings outstanding during the period, as LFC borrowed $1.4 million to partially fund the special $5.00 per share distribution paid in November 1997.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results For the Nine Month Periods Ended June 30, 1998 and 1997 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $13,000, or 1.3%, during the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997. The interest rate spread totaled approximately 3.11% for the nine months ended June 30, 1998, compared to 2.96% for the same period in 1997, while the net interest margin increased to approximately 3.84% in the 1998 period from 3.83% in the 1997 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Citizens, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Citizens' market area, and other factors related to the collectibility of Citizen's loan portfolio. The provision for losses on loans totaled $14,000 for the nine months ended June 30, 1998. There can be no assurance that the loan loss allowance of Citizens will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $119,000 during the nine months ended June 30, 1998, an increase of $74,000, or 164.4% over the same period in 1997. The increase resulted primarily from a $6,000 gain realized upon the call of a $500,000 U.S. Government agency bond and a $69,000 gain on the sale of equity securities. Other operating income is comprised primarily of service fees on deposit accounts, late charges on loan accounts and rental income on leased office space and safety deposit boxes.

General, Administrative and Other Expense

General,  administrative and other expense decreased by approximately $3,000, or
 .4%, during the nine months ended June 30, 1998, as compared to 1997, reflecting the $14,000, or 50.0%, decline in federal deposit insurance premiums, due to lower premium rates during the period, while employee compensation and benefits increased by $13,000, or 3.9%. The increase in employee compensation and benefits resulted from the employment of a loan officer and staff related to Citizens initiative to pursue growth in the loan portfolio, which was partially offset by an increase in deferred loan origination costs related to the increase in lending volume.

Federal Income Taxes

The provision for federal income taxes increased by $29,000, or 22.7%, during the nine months ended June 30, 1998, due primarily to an increase in earnings before taxes of $76,000, or 19.7%. LFC's effective tax rates amounted to 34.1% and 33.2% during the nine months ended June 30, 1998 and 1997, respectively.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results For the Three Month Periods Ended June 30, 1998 and 1997

General

Net earnings for the three month period ended June 30, 1998, totaled $65,000, a decrease of $16,000, or 19.8%, from the comparable 1997 period. The decrease in earnings resulted primarily from an $11,000 decrease in net interest income and a $6,000 increase in the provision for losses on loans, which was partially offset by a $5,000 decrease in general, administrative and other expense.

Net Interest Income

Interest income on loans for the three months ended June 30, 1998, increased by $18,000, or 3.0%, as compared to the three months ended June 30, 1997. The increase was primarily due to an approximate $450,000 increase in the weighted-average balance outstanding. Interest income on mortgage-backed securities decreased by $13,000, or 22.0%, due primarily to a decrease in the weighted-average portfolio balance outstanding year to year. Interest income on investment securities and other interest-earning assets decreased by $4,000, or 7.5%.

Interest expense on deposits increased by $20,000, or 5.6%, during the three months ended June 30, 1998. This increase resulted primarily from an increase in the weighted average balance of deposits outstanding, which was offset by a decrease in the cost of deposits.

Interest expense on borrowings decreased by $8,000, or 57.1%, during the three months ended June 30, 1998. The decrease is primarily due to a decrease in the weighted-average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $11,000, or 3.1%, during the three months ended June 30, 1998, as compared to the three months ended June 30, 1997.

Other Income

Other income totaled $13,000 during the three months ended June 30, 1998, a decrease of $1,000 from the three month period ended June 30, 1997. Other operating income is comprised primarily of service fees on deposit accounts, late charges on loan accounts and rental income on leased office space and safety deposit boxes.

General, Administrative and Other Expense

General, administrative and other expense decreased by approximately $5,000, or 2.0%, during the three months ended June 30, 1998, as compared to 1997, due primarily to management's' overall efforts to control operating costs. The decrease was primarily comprised of a $4,000, or 3.1%, decrease in employee compensation and benefits.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results For the Three Month Periods Ended June 30, 1998 and 1997 (continued)

Federal Income Taxes

The provision for federal income taxes increased by $3,000, or 8.3%, for the three month period ended June 30, 1998 as compared to the same period in 1997. LFC's effective tax rates amounted to 37.5% and 30.8% during the three months ended June 30, 1998 and 1997, respectively.


Other Matters

Citizens' lending and deposit activities are almost completely dependent upon computer systems which process and record transactions, although Citizens can effectively operate with manual systems for brief periods when such systems malfunction or cannot be accessed. Citizens utilizes the services of a nationally-recognized data processing service bureau which specializes in data processing for financial institutions. In addition to its basic operating activities, Citizens' facilities and infrastructure, such as security systems and communications equipment, are dependent to varying degrees upon computer systems.

Citizens is aware of the potential problems associated with the possibility that the computers which control or operate Citizens' operating systems, facilities and infrastructure may not be set up to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. In fiscal 1997, Citizens began the process of identifying any year 2000 related problems that may be experienced by its computer-operated or -dependent systems. Citizens has contacted the companies that supply or service Citizens computer-operated or -dependent systems to obtain confirmation that each such system that is material to the operations of Citizens is either currently year 2000 compliant or is expected to be year 2000 compliant. With respect to systems that cannot presently be confirmed as year 2000 compliant, Citizens will continue to work with the appropriate supplier or service to ensure that all such systems will be rendered compliant in a timely manner, with minimal expense to Citizens and minimal disruption of Citizens' operations. If compliance is not certified by the end of 1998 with respect to systems the failure of which would have a material adverse effect on Citizens' operations, financial condition or results, Citizens expects to have a sufficient time to establish a relationship with another supplier that is year 2000 compliant. The expense of such a change in suppliers is not expected to be material to Citizens.

In addition to possible expense related to its own systems, Citizens could incur losses if loan payments are delayed due to year 2000 problems affecting any of Citizens' significant borrowers or impairing the payroll systems of large employers in Citizens' primary market area. Because Citizens' loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Citizens' primary market area is not significantly dependent upon one employer or industry, Citizens does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                          London Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information

          Any proposals of shareholders intended to be included in the Company's proxy statement and proxy card for the 1999 Annual Meeting of Shareholders should be sent to the Company by certified mail and must be received by the Company not later than August 14, 1998. In addition, if a shareholder intends to present a proposal at the 1999 Annual Meeting without including the proposal in the proxy materials related to that meeting, and if the proposal is not received by October 27, 1998, then the proxies designated by the Board of Directors of the Company for the 1999 Annual Meeting of Shareholders of the Company may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:         None.

         Exhibits:
             27.1 Financial Data Schedule for the nine months ended June 30, 1998.

             27.2 Restated Financial Data Schedule for the nine months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    August 12, 1998                        By: /s/John J. Bodle
      ------------------------                      ----------------
                                                    John J. Bodle
                                                    President and
                                                    Chief Executive Officer



Date:    August 12, 1998                        By: /s/Joyce E. Bauerle
      ------------------------                      -------------------
                                                    Joyce E. Bauerle
                                                    Treasurer and
                                                    Principal Accounting Officer