Form 10KSB
period 1998-09-30
LONDON FINANCIAL CORP
filed 1998-12-23
CIK 1004961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended September 30, 1998

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______________ to ___________________

                         Commission File Number: 0-28012

                          LONDON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Ohio                                         34-1800830
  -------------------------------                    ----------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                     Identification Number)

        2 East High Street, London, Ohio                      43140
  ---------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (740) 852-0787
                                               --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

               None                         Common Stock, no par value per share
-------------------------------            ------------------------------------
(Name of each exchange on which                    (Title of Class)
registered)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such requirements for the past 90 days. Yes X   No
                                                           ---    ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on The OTC Bulletin Board as of December 18, 1998, was $5.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

         As of December 15, 1998, there were 479,450 of the Registrant's common shares issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Part I of Form 10-KSB - Safe Harbor Under the Private Securities Litigation Reform Act of 1995 in Exhibit 99. Part II of Form 10-KSB - Portions of Annual Report to Shareholders for fiscal year ended September 30, 1998, in
Exhibit 13.

         Part III of Form 10-KSB - Portions of Proxy Statement for 1999 Annual Meeting in Exhibit 20.

      Transitional Small Business Disclosure Format: Yes      No  X
                                                         ----   ----

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

         On July 9, 1998, the respective Boards of Directors of Citizens and LFC approved the conversion of Citizens from a state-chartered savings and loan association to a state-chartered commercial bank (the "Charter Conversion"). Shortly thereafter, Citizens filed an application with the Division seeking approval of the Charter Conversion, and Citizen's application was approved by the Division on December 8, 1998. It is currently anticipated that the Charter Conversion will be consummated on January 4, 1999. As a result of the Charter Conversion, Citizens will be permitted to increase its commercial lending activities to small businesses and to agricultural concerns and to increase its commercial checking activity. After the Charter Conversion, Citizens will be regulated by the Division and the Federal Deposit Insurance Corporation (the "FDIC").

         Also in connection with the Charter Conversion, LFC filed an application with the Federal Reserve Board for pre-approval to register as a bank holding company. The Federal Reserve Board approved LFC's application for pre-approval to become a bank holding company on October 16, 1998. Consequently, after the Charter Conversion, LFC will be a bank holding company regulated by the Federal Reserve Board and will no longer be a unitary savings and loan holding company regulated by the OTS. As a unitary savings and loan holding company, LFC has been permitted to engage in more numerous types of commercial, securities and insurance activities than other financial institution holding companies, including bank holding companies. However, LFC does not currently engage in any activities which would be impermissible for it to engage in after the Charter Conversion is consummated and LFC becomes a bank holding company.

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

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of the loan portfolio of Citizens at the dates indicated:

                                                           At September 30,
                              --------------------------------------------------------------------------------------------------
                                          1998                               1997                               1996
                              --------------------------------------------------------------------------------------------------
                                                  Percent                             Percent                            Percent
                                                  of total                           of total                           of total
                                Amount              loans            Amount            loans            Amount            loans
                                ------              -----            ------            -----            ------            -----
                                                                                (Dollars in thousands)
Real estate loans:
   One- to four-family          $22,648            66.74%            $23,489            75.89%          $21,819            75.57%
   Multifamily                      665             1.96                 671             2.17               258             0.90
   Nonresidential                 5,083            14.98               4,529            14.63             4,831            16.73
   Construction                   1,315             3.88               1,360             4.39             1,084             3.75
                                -------           ------             -------           ------           -------           ------

      Total real estate loans    29,711            87.56              30,049            97.08            27,992            96.95


Commercial loans                  3,473            10.23                 166              .54               190             0.66

Consumer loans:
   Automobile loans                 266              .78                 186              .60               152             0.53
   Loans on deposits                 66              .20                  70              .23               147             0.51
   Other consumer loans             417             1.23                 481             1.55               392             1.35
                                -------           ------             -------           ------           -------           ------

      Total consumer loans          749             2.21                 737             2.38               691             2.39
                                -------           ------             -------           ------           -------           ------

Total loans                      33,933           100.00%             30,952           100.00%           28,873           100.00%
                                                  ======                               ======                             ======
  Less:
   Undisbursed portion of
     loans in process              (745)                                (885)                            (1,258)
   Unearned and deferred
     income                        (399)                                (415)                              (397)
   Allowance for loan losses
                                   (201)                                (187)                              (187)
                                -------                              -------                            -------
     Net loans                  $32,588                              $29,465                            $27,031
                                =======                              =======                            =======


         LOAN MATURITY. The following table sets forth certain information as of September 30, 1998, regarding the dollar amount of loans maturing in the portfolio of Citizens based on their contractual terms to maturity. Demand loans, home equity loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.

                                                                          Due 4-5     Due 6-10   Due 11-20    Due more
                                        Due during the year ending         years       years       years       than 20
                                                September 30,              after       after       after     years after
                                        1999        2000       2001       9/30/98     9/30/98     9/30/98      9/30/98      Total
                                    ----------  ----------  ---------    ---------   ---------    --------     --------     -----
Real estate loans:
  One- to four-family                 $   37        $ 24       $  11       $  317       $1,008       $6,915    $14,336      $22,648
   Multifamily and nonresidential         52           2          16          147          569        2,502      2,460        5,748
   Construction                          661         654           -            -            -            -          -        1,315
Commercial loans                       2,205          49         137          559           73          200        250        3,473
Consumer loans                           146          93         159          333           18            -          -        749
                                      ------        ----       -----       ------       ------       ------    -------      -------
Total                                 $3,101        $822        $323       $1,356       $1,668       $9,617    $17,046      $33,933
                                      ======        ====       =====       ======       ======       ======    =======      =======

         The table below sets forth the dollar amount of all loans due after September 30, 1999, which have predetermined interest rates and have floating or adjustable interest rates:

                                          Due after
                                     September 30, 1999
                                     ------------------
                                       (In thousands)

Fixed rates of interest                      $  1,241
Adjustable rates of interest                   29,591
                                             --------
Total                                         $30,832
                                              =======


         LOANS SECURED BY ONE- TO FOUR-FAMILY RESIDENCES. The principal lending activity of Citizens is the origination of permanent mortgage loans secured by one- to four-family residences, primarily single-family residences located within Madison County. At September 30, 1998, one- to four-family residential loans totaled approximately $22.6 million, or 66.7% of total loans. Citizens also offers home equity lines of credit secured by second mortgages on properties on which Citizens holds the first mortgage. Of the total of one- to four-family residential loans, approximately $22.3 million were secured by first mortgages and approximately $368,000 were secured by second mortgages at September 30, 1998.

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

         LOANS SECURED BY MULTIFAMILY RESIDENCES. In addition to loans on one- to four-family properties, Citizens originates loans secured by multifamily properties (more than four units). At September 30, 1998, the multifamily loan portfolio consisted of 3 loans, which totaled approximately $665,000, or 2.0% of total loans, and which were performing in accordance with their terms. Multifamily loans are offered with adjustable rates for terms of up to 25 years and have LTVs up to 80%.

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

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Citizens also originates loans for the purchase of nonresidential real estate. Among the properties securing the nonresidential real estate loans in the portfolio of Citizens are office buildings and retail properties located in the primary market area of Citizens. At September 30, 1998, approximately $5.1 million, or 15.0%, of the total loans of Citizens, were secured by mortgages on nonresidential real estate. At such date, the largest single loan secured by nonresidential real estate had a balance of $485,000 and was performing in accordance with its terms. The nonresidential real estate loans made by Citizens have adjustable rates, terms of up to 25 years and LTVs of up to 75%. Citizens also makes loans for the construction of nonresidential properties.

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

         Construction loans are offered with adjustable rates for terms of up to 25 years. At September 30, 1998, the loan portfolio of Citizens included $1.3 million in construction loans, or 3.9% of total loans, including undisbursed proceeds of approximately $745,000. All of the construction loans in the portfolio of Citizens are for construction of residential and non-residential properties in Madison County and contiguous counties and all of such loans were performing in accordance with their terms at September 30, 1998.

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

         COMMERCIAL LOANS. Citizens offers commercial loans to businesses and individuals in its primary market area. Such loans are typically secured by a security interest in equipment, nonresidential real estate or other assets of the borrower. At September 30, 1998, the commercial loan portfolio of Citizens totaled $3.5 million, or 10.2% of total loans. All of the commercial loans are to business and individuals in Madison County and contiguous areas and all of such loans were performing in accordance with their terms at September 30, 1998.

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

         CONSUMER LOANS. Citizens makes various types of consumer loans, including loans made to depositors on the security of their deposit accounts, automobile loans, home improvement loans and other secured loans and unsecured personal loans. Consumer loans are made at varying rates of interest and for varying terms based on the type of loan. At September 30, 1998, Citizens had approximately $749,000, or 2.2% of total loans, invested in consumer loans, all of which were performing in accordance with their terms.

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

         Commercial loans are underwritten on the basis of the borrower's credit history and the analysis of the borrower's income and expenses relating to the business they operate, as well as the value of the collateral, if any.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

         LOAN ORIGINATIONS AND PARTICIPATIONS. Currently, Citizens is originating only ARMs and has no intention to sell such loans in the secondary market. [VERIFY] Citizens does not service loans for other financial institutions.

         The following table presents the loan origination activity of Citizens for the periods indicated:

                                                     Year ended September 30,
                                                     ------------------------
                                                     1998                 1997
                                                     ----                 ----
                                                           (In thousands)
Loans originated:
  One- to four-family residential                  $ 4,284               $3,709
  Multifamily residential                                -                  434
  Nonresidential                                       444                  864
  Construction                                       1,205                1,939
  Commercial                                         5,848                  172
  Consumer                                             840                  673
                                                   -------               ------
    Total loans originated                          12,621                7,791

Principal repayments                                (9,600)              (5,438)

Increase in other items, net (1)                       102                   81
                                                   -------               ------
Net increase                                        $3,123               $2,434
                                                   =======               ======

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

         Based on the 15% limit, Citizens was able to lend approximately $671,000 to one borrower at September 30, 1998. The largest amount Citizens had outstanding to one borrower and related persons or entities at September 30, 1998, was $684,000, consisting of nine loans, which are secured by real estate and were performing in accordance with their terms on September 30, 1998. The slight amount in excess of the limit was the result of a $5.00 per share, or $2.7 million, special distribution paid to shareholders during fiscal 1998 which decreased assets.

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


         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                           At September 30,
                                     --------------------------------------------------------------------
                                                 1998                                 1997
                                     -------------------------------      -------------------------------
                                                             Percent                              Percent
                                                             of total                             of total
                                     Number      Amount        loans      Number       Amount       loans
                                     ------      ------        -----      ------       ------       -----
                                                            (Dollars in thousands)

Loans delinquent for:
  30 - 59 days                          1         $27          .08%          4       $  49          .16%
  60 - 89 days                          1           6          .02           2          40          .13
  90 days and over                      -           -            -           5         268          .87
                                      ---         ---          ---          --        ----         ----
   Total delinquent loans               2         $33          .10%         11        $357         1.16%
                                      ===         ===          ===          ==        ====         ====

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

         The following table sets forth information with respect to the accrual and nonaccrual status of the loans and other nonperforming assets of Citizens at the dates indicated:

                                                     At September 30,
                                                     ----------------
                                                 1998                 1997
                                                 ----                 ----
                                                  (Dollars in thousands)

Accruing loans delinquent 90+ days             $    -               $    7
Loans accounted for on a
   nonaccrual basis:
   Real estate
     One- to four-family                            -                  237
     Multifamily                                    -                    -
     Nonresidential                                 -                   24
   Consumer                                         -                    -
                                               ------                -----
     Total nonaccrual loans                         -                  261
                                               ------                -----

     Total nonperforming loans                      -                  268
   Real estate owned                                -                    -
                                               ------                -----
     Total nonperforming assets                $    -                 $268
                                               ======                =====

     Allowance for loan losses                   $201                 $187

     Nonperforming assets as a percent
       of total assets                              -%                 .70%

     Nonperforming loans as a percent
       of total loans                               -%                 .87%

     Allowance for loan losses as a
       percent of nonperforming loans               -%               69.78%


         Real estate acquired by Citizens as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, such property is recorded by Citizens at the lower of cost or the estimated fair value of the real estate, less estimated selling expenses, at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. All costs incurred in maintaining REO property are expensed from the date the property is acquired. Costs relating to the development and improvement of the property are capitalized to the extent of fair value. At September 30, 1998, Citizens had no REO properties.

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

         The aggregate amounts of classified assets of Citizens at the dates indicated were as follows:

                                            At September 30,
                                      ------------------------------
                                      1998                      1997
                                      ----                      ----
                                              (In thousands)
Classified assets:
   Substandard                          $77                      $305
   Doubtful                               -                         -
   Loss                                   -                         -
                                        ---                      ----
    Total classified assets             $77                      $305
                                        ===                      ====


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

         ALLOWANCE FOR LOAN LOSSES. Senior management, with oversight by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of delinquent and nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. The amounts in the provision for loan losses shown in the table below for fiscal years 1998 and 1997 were determined based upon past loan experience, a review of individual specific problem loans, if any, the estimated value of the underlying collateral and the prevailing economic conditions. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995 - Possible Inadequacy of the Allowance for Loan Losses."

         The following table sets forth an analysis of the allowance for loan losses of Citizens for the periods indicated:

                                                           Year ended September 30,
                                                       -------------------------------
                                                       1998                       1997
                                                       ----                       ----
                                                           (Dollars in thousands)

Balance at beginning of period                          $187                       $187

Charge-offs                                                8                          -
Recoveries                                                 -                          -
                                                        ----                       ----
Net charge-offs                                            8                          -

Provision for loan losses                                 22                          -
                                                        ----                       ----

Balance at end of year                                  $201                       $187
                                                        ====                       ====

Ratio of net charge-offs
   to average loans outstanding
   during the period                                       -%                         -%

Ratio of allowance for loan losses
   to total loans                                      .59%                       .60%

         The following table sets forth the allocation of the allowance for loan losses of Citizens by type of loan at the dates indicated:

                                                    At September 30,
                            ------------------------------------------------------------
                                       1998                               1997
                            -------------------------        ---------------------------
                                           Percent of                        Percent of
                                         loans in each                      loans in each
                                          category to                        category to
                            Amount         total loans       Amount          total loans
                            ------         -----------       ------          -----------
                                              (Dollars in thousands)
Balance at year end
applicable to:
  Real estate loans         $130              87.56%          $182             97.08%
  Commercial loans            51              10.23              1               .54
  Consumer loans              20               2.21              4              2.38
  Unallocated                  -                  -              -                 -
                            ----              -----           ----            ------
    Total                   $201              100.0%          $187            100.00%
                            ====              =====           ====            ======


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

         The following table sets forth the composition of interest-bearing deposits, investment securities and mortgage-backed securities of Citizens at the dates indicated:


                                                                           At September 30,
                                     --------------------------------------------------------------------------------------
                                                       1998                                          1997
                                     -------------------------------------------  -----------------------------------------
                                     Carrying     % of        Fair       % of      Carrying     % of        Fair       % of
                                      value      total       value      total       value      total       value      total
                                                                      (Dollars in thousands)
Interest-bearing deposits:
   Demand deposits                     $1,271     31.04%     $1,271       30.81%    $3,342      44.07%     $3,342       43.91%

Investment securities:
   Held to maturity:
     U.S. Government and agency
       securities                           -         -           -           -        500       6.59         502        6.59
   Available for sale:
     Corporate equity securities          121      2.95         121        2.93        155       2.05         155        2.04

Mortgage-backed securities
   held to maturity                     2,703     66.01       2,733       66.26      3,586      47.29       3,613       47.46
                                       ------    ------      ------      ------     ------     ------      ------      ------
Total investments                      $4,095    100.00%     $4,125      100.00%    $7,583     100.00%     $7,612      100.00%
                                       ======    ======      ======      ======     ======     ======      ======      ======

         The maturities of the interest-bearing deposits and mortgage-backed securities of Citizens at September 30, 1998, are indicated in the following table:

                                                              At September 30, 1998
                         ----------------------------------------------------------------------------------------------------------
                                            After one through       After five          After ten
                         One year or less     five years        through ten years         years                    Total
                         ----------------   -----------------   -----------------  -----------------  -----------------------------

                         Carrying  Average  Carrying  Average   Carrying  Average  Carrying  Average  Carrying  Market   Weighted
                           value    yield    value     yield     value     yield    value    yield     value    value  average yield
                           -----    -----    -----     -----     -----     -----    -----    -----     -----    -----  -------------
                                                              (Dollars in thousands)


Interest-bearing
  deposits in other
  financial institutions  $1,271    3.50%      $-       -%        $-         -%     $   -       -%    $1,271    $1,271      3.50%
Mortgage-backed
 securities                    -       -        -       -          -         -      2,703    6.29      2,703     2,733      6.29
                          ------    -----      ---     ---       ---       ---      -----    ----     ------    ------      ----


     Total                $1,271    3.50%      $-       -%        $-         -%    $2,703    6.29%    $3,974    $4,004      5.42%
                          ======    ====       ==      ===       ===       ===     ======    ====     ======    ======      ====


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

         At September 30, 1998, certificates of deposit at Citizens totaled approximately $19.5 million, or 62.2% of total deposits. Of such amount, approximately $9.5 million in certificates of deposit mature within one year. Based on past experience and the prevailing pricing strategies of Citizens, management believes that a substantial percentage of such certificates will be renewed with Citizens at maturity. If there is a significant deviation from historical experience, Citizens can utilize borrowings from the FHLB of Cincinnati as an alternative source of funds.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Citizens at the dates indicated:

                                                                   At September 30,
                                                 ---------------------------------------------------
                                                          1998                            1997
                                                 -----------------------             ---------------
                                                                Percent                     Percent
                                                               of total                    of total
                                                   Amount      deposits       Amount       deposits
                                                   ------      --------       ------       --------
                                                                (Dollars in thousands)
Transaction accounts:
 NOW accounts (1)                                $  3,905        12.48%      $3,092         10.32%
 Super NOW accounts (2)                                 -            -          278           .94
 Passbook savings accounts (3)                      5,951        19.01        5,834         19.47
 Money market accounts (4)                          1,976         6.31          226           .75
                                                 --------         ----       ------         -----

  Total transaction accounts                       11,832        37.80        9,430         31.48

Certificates of deposit:
   6.00% or less                                   15,170        48.47       15,616         52.14
   Over 6.01%                                       4,298        13.73        4,905         16.38
                                                 --------      -------    ---------        ------

   Total certificates of deposit (5)               19,468        62.20       20,521         68.52
                                                  -------      -------     --------        ------

   Total deposits                                 $31,300       100.00%     $29,951        100.00%
                                                  =======       ======      =======        ======

-----------------------------

(1) The weighted average rate on NOW accounts at September 30, 1998 and 1997, was 2.27%.

(2) The weighted average rate on Super NOW accounts at September 30, 1997, was 3.50%.

(3) The weighted average rate on passbook savings accounts at September 30, 1998 and 1997, was 3.00%.

(4) The weighted average rate on money market accounts at September 30, 1998 and 1997, was 4.68% and 2.71%, respectively.

(5) The weighted average rate on all certificates of deposit, including IRA accounts, at September 30, 1998 and 1997, was 5.91% and 6.00%, respectively.

         Citizens bids on public funds from entities in its primary market area. The amount of such deposits was approximately $91,000 at September 30, 1998.

         The following table shows rate and maturity information for certificates of deposit at Citizens at September 30, 1998:

                                                       Amount Due
                              ---------------------------------------------------------------
                                              Over          Over
                                Up to       1 year to    2 years to       Over
       Rate                    one year      2 years      3 years       3 years        Total
       ----                   ----------  -----------   -----------   -----------     -------
                                                      (In thousands)

4.01% to 6.00%                 $9,424       $2,573         $1,311       $1,862        $15,170
6.01% to 8.00%                     95        1,101             83        3,019          4,298
                               ------       ------         ------       ------        -------
  Total certificates
    of deposit                 $9,519       $3,674         $1,394       $4,881        $19,468
                               ======       ======         ======       ======        =======

         The following table presents the amount of certificates of deposit of $100,000 or more at Citizens by the time remaining until maturity at September 30, 1998:

           Maturity                                     Amount
           --------                                     ------
                                                    (In thousands)

Three months or less                                 $    100
Over 3 months to 6 months                                 214
Over 6 months to 12 months                                233
Over 12 months                                            960
                                                       ------

    Total                                              $1,507
                                                       ======


         The following table sets forth the deposit account balance activity at Citizens for the periods indicated:

                                                                 Year ended September 30,
                                                                 ------------------------
                                                                1998                 1997
                                                                ----                 ----
                                                                  (Dollars in thousands)

                    Beginning balance                          $29,951              $28,195
                    Deposits                                    61,467               51,086
                    Withdrawals                                (61,268)             (50,447)
                                                               -------              -------
                    Net deposits before interest
                    credited                                    30,150               28,834
                    Interest credited                            1,150                1,117
                                                               -------              -------
                    Ending balance                              31,300               29,951
                                                               -------              -------

                      Net increase                             $ 1,349              $ 1,756
                                                               =======              =======


         BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Citizens is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL test"). If an association meets the QTL test, such association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, such association will be eligible for such advances only to the extent it holds specified QTL test assets. At September 30, 1998, Citizens was in compliance with the QTL test and had $1.8 million in advances from the FHLB, bearing interest at the rate of 6.27% and with maturity dates as follows:

                                           Amount                     Due Date
                                           ------                     --------
                                       (In thousands)

                                           $  500                       12/98
                                            1,000                        2/99
                                              300                        6/01
                                           ------
                                           $1,800
                                           ======


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

EMPLOYEES

         As of September 30, 1998, Citizens had 10 full-time employees and 4 part-time employees.

REGULATION PRIOR TO THE CHARTER CONVERSION

GENERAL

         Prior to the Charter Conversion, LFC has been a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, LFC has been subject to regulation, examination and oversight by the OTS and has been required to submit periodic reports to the OTS concerning its activities and financial condition. In addition, as a savings and loan association chartered under the laws of Ohio, Citizens has been subject to regulation, examination and oversight by the Superintendent of the Division (the "Ohio Superintendent").

OHIO SAVINGS AND LOAN REGULATION

         The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on their asset size to cover the costs of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is also subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally-chartered savings association.

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

         REGULATORY CAPITAL REQUIREMENTS. Citizens has been required by OTS regulations to meet certain minimum capital requirements. The tangible capital requirement require savings associations to maintain "tangible capital" of not less than 1.5% of their adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

         OTS regulations also require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Citizens includes a general loan loss allowance of $210,000 at September 30, 1998.

         The OTS has regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. Citizens' capital at September 30, 1998, met the standards for the highest category, a "well-capitalized" institution.

         LIQUIDITY. OTS regulations require that a savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4.0% of its net withdrawable savings deposits payable in one year plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Citizens at September 30, 1998, was approximately $2.0 million, or 5.9%, and exceeded the then applicable 4.0% liquidity requirement by approximately $325,000.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At September 30, 1998, Citizens met the QTL test.

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

         HOLDING COMPANY REGULATION. Prior to the Charter Conversion, LFC has been a savings and loan holding company within the meaning of the HOLA. As such, LFC has been registered with the OTS and has been subject to OTS regulations, examination, supervision and reporting requirements.

         As a unitary savings and loan holding company, LFC generally has had no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of LFC and its affiliates may be imposed on the savings association.

FEDERAL DEPOSIT INSURANCE CORPORATION

         DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Citizens is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. After the Charter Conversion, Citizens' current deposits will continue to be insured by the SAIF.

FEDERAL HOME LOAN BANKS

         The FHLBs provide credit to their members in the form of advances. Citizens is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Citizens' residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Citizens was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $288.000 at September 30, 1998.

         FHLB advances to member institutions who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At September 30, 1998, Citizens' maximum limit on advances was approximately $5.8 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

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

         The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by the FHLB must be made only to provide funds for residential housing finance. Currently, Citizens intends to continue to be a member of the FHLB after the Charter Conversion.

REGULATION AFTER THE CHARTER CONVERSION

GENERAL

         As stated previously, on July 9, 1998, the respective Boards of Directors of Citizens and LFC approved the Charter Conversion. As a result of the Charter Conversion, Citizens will become a state-chartered commercial bank. It is currently anticipated that the Charter Conversion will be consummated on January 4, 1999. After the Charter Conversion, Citizens will be regulated by the Division and the FDIC. In addition, after the Charter Conversion, LFC will be a bank holding company regulated by the Board of Governors of the Federal Reserve System (th "FRB") and will no longer be a unitary savings and loan holding company regulated by the OTS.

         As a unitary savings and loan holding company, LFC has been permitted to engage in more numerous types of commercial, securities and insurance activities than other financial institution holding companies, including bank holding companies. However, LFC does not currently engage in any activities which would be impermissible for it to engage in after the Charter Conversion is consummated and LFC becomes a bank holding company.

OHIO CORPORATION LAW

         LFC and Citizens have been and will continue to be subject to the following Ohio corporation laws:

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

         TAKEOVER BID STATUTE. Ohio law provides that an offeror may not make not make a tender offer or request or invitation for tenders that would result in the offeror beneficially owning more than ten percent of any class of the target company's equity securities unless such offeror files certain information with the Ohio Division of Securities (the "Securities Division") and provides such information to the target company and the offerees within Ohio. The Securities Division may suspend the continuation of the control bid if the Securities Division determines that the offerors filed information does not provide full disclosure to the offerees of all material information concerning the control bid. The statue also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

BANK HOLDING COMPANY REGULATION

         After the Charter Conversion, LFC will be registered with the FRB as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Bank holding companies and their activities are subject to extensive regulation by the FRB. Bank holding companies are required to file reports with the FRB and such additional information as the FRB may require, and are subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

         Under FRB policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary banks. Under this policy, the FRB may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank.

         The BHCA requires the prior approval of the FRB in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by it, to acquire all or substantially all of the assets of another bank or bank holding company, or to merge or consolidate with any other bank holding company. Section 4 of the BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The primary exception allows the ownership of shares by a bank holding company in any company the activities of which the FRB has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act ("FRA") on maintenance of reserves against deposits, extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services. Various consumer laws and regulations also affect the operations of these subsidiaries including, but not limited to, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment.

TRANSACTIONS WITH AFFILIATES

         Sections 23A and 23B of the FRA restrict transactions by insured depository institutions and their subsidiaries with their affiliates. An affiliate of an institution is any company or entity which controls, is controlled by or is under common control with the institution. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus (i.e., tangible capital) and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

         A financial institution's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the FRA and Regulation O promulgated thereunder by the FRB. Among other things, such loans must be made on terms substantially similar to those offered to unaffiliated individuals. In addition, the amount of loans an institution may make to such persons is based, in part, on the institution's capital position, and certain approval procedures must be followed in making such loans.

OHIO COMMERCIAL BANK REGULATION

         State chartered commercial banking corporations are subject to federal and state regulation of their business and activities by the Division and either the FRB or the FDIC, depending upon whether the state-chartered bank is a member of the FRB. Ohio statutes and regulations prohibit a bank from engaging in any activities deemed to constitute unsafe or unsound banking practices and also govern many aspects of the activities and operations of the bank, including, but not limited to, capital levels, range of permissible activities and expansion. Ohio law also provides for prior Division approval of bank acquisitions and prior approval of certain voting security acquisitions of 10% or more of an institution's voting securities.

FEDERAL DEPOSIT INSURANCE CORPORATION

         As stated previously, the FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. Two separate insurance funds are maintained and administered by the FDIC. In general, banking institutions are members of BIF and savings associations are SAIF members. The insurance fund Charter Conversion provisions do not prohibit a SAIF member from either converting to a bank charter, as long as the resulting bank remains a SAIF member, or merging with a bank, as long as the bank continues to pay the SAIF insurance assessments on the deposits acquired. After the Charter Conversion, Citizens' current deposits will continue to be insured by the SAIF.]

         Insurance premiums for SAIF and BIF members are determined during each semi-annual assessment period based upon the members' respective categorization as either (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

         Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

INTERSTATE BANKING AND BRANCHING

         In 1994, the Riegle-Neal Act was enacted to ease restrictions on interstate banking. The Riegle-Neal Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limit contained in the Riegle-Neal Act.

         Additionally, in 1997, the federal banking agencies were authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. A state could have permitted such transactions before such time by enacting authorizing legislation. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

         The Riegle-Neal Act authorizes the FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Riegle-Neal Act also required the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibited any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

REGULATORY CAPITAL

         The FRB has adopted risk-based capital guidelines for bank holding companies. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards also are used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

         The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8% ("Total Risk-Based Capital"). This Total Risk-Based Capital ratio must be at least 10% to be considered well capitalized. At least half of the minimum Total Risk-Based Capital ratio (4%) must be composed of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Risk-Based Capital"). To be considered well capitalized, the Tier 1 Risk-Based Capital ratio must be at least 6%. The remainder of Total Risk-Based Capital may consist of subordinated debt, other preferred stock and a limited amount of loan and lease loss allowance.

         The FRB also has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Risk-Based Capital to average assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles) ("Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including having the highest regulatory rating. To be considered well capitalized, the Leverage Ratio must be at least 5%. The guidelines further provide that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels.

PROMPT CORRECTIVE REGULATORY ACTION

         The federal banking agencies have established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions - "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon an insured institution's capital level. For example, the banking agencies must appoint a receiver or conservator for an institution within 90 days after it becomes "critically undercapitalized" unless the institution's primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on an institution's capital category. For example, an institution that is not "well capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, certain aspects of such depository institution's capital plan for such plan to be acceptable.

         Under the final rules implementing the prompt corrective action provisions, a financial institution that has a Total Risk-Based Capital of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater and a Leverage Ratio of 5% or greater is deemed to be "well capitalized." An institution with a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater and a Leverage Ratio of 4% or greater (or a Leverage Ratio of 3% or greater and a CAMEL 1 rating), is considered to be "adequately capitalized." An institution that has a Total Risk-Based Capital of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 4%, and a Leverage Ratio that is less than 4% (or a Leverage Ratio of less than 3% and a CAMEL 1 rating), is considered "undercapitalized." An institution that has a Total Risk-Based Capital less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3% or a Leverage Ratio that is less than 3% is considered to be "significantly undercapitalized." An institution that has tangible equity (core capital minus intangible assets other than qualifying supervisory goodwill and purchased mortgage servicing rights) to total assets ratio equal to or less than 2% is deemed to be "critically undercapitalized."

LIMITS ON DIVIDENDS AND OTHER PAYMENTS

         There are various legal limitations on the extent to which subsidiary banks may finance or otherwise supply funds to their parent holding companies. Under federal and Ohio law, subsidiary banks may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, their bank holding companies. Subsidiary banks are also subject to collateral security requirements for any loans or extension of credit permitted by such exceptions.

         The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks. However, the FRB expects a bank holding company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends for shareholders of the bank holding company. Consequently, Citizens will not be allowed to pay dividends to LFC, if, after paying such dividends, Citizens would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. In addition, Citizens will be required to have the approval of the Division if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by Citizens may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting LFC's ability to pay dividends. FEDERAL TAXATION

         LFC and Citizens are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, LFC and Citizens may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         Citizen's average gross receipts for the three tax years ending on September 30, 1998, was $3.0 million and as a result, Citizens does qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Citizens , were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1997, 1996 and 1995, Citizens used the percentage of taxable income method.

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

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Citizens , the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Citizens to LFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Citizens for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1998, the pre-1988 reserves of Citizens for tax purposes totaled approximately $340,000. Citizens believes it had approximately $4.5 million of accumulated earnings and profits for tax purposes as of June 30, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See

Notes H and L to the financial statements. No representation can be made as to whether Citizens will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Citizens have been audited or closed without audit through fiscal year 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Citizens .

OHIO TAXATION

         LFC is subject to the Ohio corporation franchise tax, which, as applied to LFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth. For tax years beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii)
 .400% times taxable net worth.

         In computing its tax under the net worth method, LFC may exclude 100% of its investment in the capital stock of Citizens , as reflected on the balance sheet of LFC in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of Citizens . The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, LFC may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

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

         Citizens is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the book net worth of Citizens determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the book net worth. As a "financial institution," Citizens is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.    DESCRIPTION OF PROPERTY

         The following table sets forth certain information at September 30, 1998, regarding the office facilities of Citizens:

                                              Owned or                        Date                 Net book
              Location                          leased                      acquired                 value
              --------                          ------                      --------                 -----

2 East High Street, London, Ohio                Owned                         1977                   $308,000


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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The information contained in the 1998 Annual Report to Shareholders (the "Annual Report") under the caption "Common Stock and Related Information" is incorporated herein by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.


ITEM 7.    FINANCIAL STATEMENTS

        The Consolidated Financial Statements appearing in the Annual Report and the report of Grant Thornton LLP ("Grant Thornton") dated November 6, 1998, are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of LFC (the "Proxy Statement"), a copy of which is attached as Exhibit 99.1 hereto, under the caption "Election of Directors --
Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


ITEM 10.   EXECUTIVE COMPENSATION

        The information contained in the Proxy Statement under the caption " Election of Directors -- Compensation of Executive Officers and Directors" is incorporated herein by reference.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained in the Proxy Statement under the caption " Election of Directors -- Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained in the Proxy Statement under the caption " Election of Directors -- Certain Transactions" is incorporated herein by reference.

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

      10.1    London Financial Corporation 1996 Stock       Incorporated by reference to the Form S-1, Exhibit 10.1
              Option and Incentive Plan

      10.2    The Citizens Loan & Savings Company           Incorporated by reference to the Form S-1, Exhibit 10.2
              Management Recognition Plan and Trust
              Agreement

      10.3    London Financial Corporation Employee         Incorporated by reference to the Form S-1, Exhibit 10.4
              Stock Ownership Plan

      10.4    Employment Agreement between The Citizens     Incorporated by reference to the Form S-1, Exhibit 10.5
              Loan & Savings Company and John J. Bodle

       13     Annual Report to Shareholders

       20     Proxy Statement

       21     Subsidiaries of the Registrant

       27     Financial Data Schedule

       99     Safe Harbor Under the Private Securities
              Litigation Reform Act of 1995

(B)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 10, 1998.

                                       LONDON FINANCIAL CORPORATION


                                       By /s/ John J. Bodle
                                         -----------------------------------
                                            John J. Bodle
                                            President,
                                            (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ John I. Andrix                  By /s/ Rodney A. Bell
    -------------------------             -----------------------------
    John I. Andrix                        Rodney A. Bell
    Director                              Director



Date:  December 10, 1998                Date:  December 10, 1998



By  /s/ John J. Bodle                   By /s/ Donovan D. Forest
    -------------------------             -----------------------------
    John J. Bodle                         Donovan D. Forest
    President, Principal Financial        Director
    Officer, Principal Accounting
    Officer and Director



Date:  December 10, 1998                Date:  December 10, 1998



By /s/ Edward D. Goodyear               By /s/ Shirley G. Hansgen
    -------------------------              -----------------------------
    Edward D. Goodyear                     Shirley G. Hansgen
    Director                               Director



Date:  December 10, 1998               Date:  10, 1998


By /s/ Kennison A. Sims
    -------------------------
    Kennison A. Sims
    Director


Date:  December 10, 1998