Form 10QSB
period 1998-12-31
LONDON FINANCIAL CORP
filed 1999-02-12
CIK 1004961

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1998
                               ---------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.  0-26248

                          LONDON FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

Ohio                                                          31-1452807
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

2 East High Street
London, Ohio                                                    43140
(Address of principal                                       (Zip Code)
executive office)

Registrant's telephone number, including area code: (740)   852-0787

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                    No

As  of  February  10,  1999,  the  latest   practicable  date,  479,450  of  the
registrant's common shares, without par value, were issued and outstanding.









                               Page 1 of 14 pages

                          London Financial Corporation

                                      INDEX

                                                                          Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                      3

          Consolidated Statements of Earnings                                 4

          Consolidated Statements of Other Comprehensive Income               5

          Consolidated Statements of Cash Flows                               6

          Notes to Consolidated Financial Statements                          7

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                          9


PART II - OTHER INFORMATION                                                  13

SIGNATURES                                                                   14


                          London Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                            December 31,       September 30,
         ASSETS                                                                     1998                1998
Cash and due from banks                                                          $   471             $   507
Interest-bearing deposits in other financial institutions                          3,177               1,271
                                                                                  ------              ------
         Cash and cash equivalents                                                 3,648               1,778

Investment securities designated as available
  for sale - at market                                                               121                 121
Mortgage-backed securities - at amortized
  cost, approximate market value of $2,488 and $2,733
  as of December 31, 1998 and September 30, 1998                                   2,474               2,703
Loans receivable - net                                                            32,952              32,588
Office premises and equipment - at depreciated cost                                  384                 374
Stock in Federal Home Loan Bank - at cost                                            293                 288
Accrued interest receivable                                                          240                 216
Prepaid expenses and other assets                                                     23                  60
Prepaid federal income taxes                                                          -                   16
                                                                                  ------              ------

         Total assets                                                            $40,135             $38,144
                                                                                  ======              ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                         $33,658             $31,300
Advances from the Federal Home Loan Bank                                           1,300               1,800
Other liabilities                                                                    192                 155
Accrued federal income taxes                                                          17                  -
Deferred federal income taxes                                                         40                  26
                                                                                  ------              ------
         Total liabilities                                                        35,207              33,281

Shareholders' equity
  Common stock - authorized 5,000,000 shares without par
    value; 529,000 shares issued                                                      -                   -
  Additional paid-in capital                                                       2,391               2,391
  Retained earnings - substantially restricted                                     4,011               3,946
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                             (26)                (26)
  Shares acquired by Employee Stock Ownership Plan                                  (381)               (381)
  Shares acquired by Management Recognition Plan                                    (264)               (264)
  Less 49,550 treasury shares - at cost                                             (803)               (803)
                                                                                  ------              ------
         Total shareholders' equity                                                4,928               4,863
                                                                                  ------              ------

         Total liabilities and shareholders' equity                              $40,135             $38,144
                                                                                  ======              ======


                          London Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                     For the three months ended December 31,
                        (In thousands, except share data)


                                                                        1998                1997
Interest income
  Loans                                                                 $720                $665
  Mortgage-backed securities                                              40                  57
  Investment securities                                                   -                    3
  Interest-bearing deposits and other                                     33                  47
                                                                         ---                 ---
         Total interest income                                           793                 772

Interest expense
  Deposits                                                               380                 371
  Borrowings                                                              29                  26
                                                                         ---                 ---
         Total interest expense                                          409                 397
                                                                         ---                 ---

         Net interest income                                             384                 375

Provision for losses on loans                                              9                   2
                                                                         ---                 ---

         Net interest income after provision for
           losses on loans                                               375                 373

Other income
  Gain on investment securities transactions                              -                    6
  Other operating                                                         20                  16
                                                                         ---                 ---
         Total other income                                               20                  22

General, administrative and other expense
  Employee compensation and benefits                                     151                 112
  Occupancy and equipment                                                 21                  17
  Federal deposit insurance premiums                                       5                   5
  Franchise taxes                                                         22                   4
  Data processing                                                         15                  14
  Other operating                                                         40                  60
                                                                         ---                 ---
         Total general, administrative and other expense                 254                 212
                                                                         ---                 ---

         Earnings before income taxes                                    141                 183

Federal income taxes
  Current                                                                 34                 152
  Deferred                                                                14                 (90)
                                                                         ---                 ---
         Total federal income taxes                                       48                  62
                                                                        ----                 ---

         NET EARNINGS                                                   $ 93                $121
                                                                         ===                 ===

         EARNINGS PER SHARE
           Basic                                                        $.21                $.26
                                                                         ===                 ===

           Diluted                                                      $.20                $.25
                                                                         ===                 ===


                          London Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     For the three months ended December 31,
                                 (In thousands)


                                                                             1998                1997
Net earnings                                                                 $ 93                $121

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during
    the period                                                                 -                    8

Reclassification adjustment for gains included in net earnings                 -                   (4)
                                                                              ---                 ---

Comprehensive income                                                         $ 93                $125
                                                                              ===                 ===



                          London Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)


                                                                                1998              1997
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                 $   93             $  121
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Gain on investment securities transactions                                    -                  (6)
    Provision for losses on loans                                                  9                  2
    Amortization of deferred loan origination fees                               (44)               (35)
    Depreciation and amortization                                                  7                  5
    Federal Home Loan Bank stock dividends                                        (5)                (5)
    Amortization expense of stock benefit plans                                   -                  53
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                (24)                11
      Prepaid expenses and other assets                                           37                 16
      Other liabilities                                                           37                (24)
      Federal income taxes
        Current                                                                   33                 46
        Deferred                                                                  14                (90)
                                                                               -----              -----
         Net cash provided by operating activities                               157                 94

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                 -                 506
  Principal repayments on mortgage-backed securities                             229                 94
  Principal repayments on loans                                                3,299              2,843
  Loan disbursements                                                          (3,628)            (2,276)
  Purchase of office equipment                                                   (17)                (3)
                                                                               -----              -----
         Net cash provided by (used in) investing activities                    (117)             1,164

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                             2,358                722
  Repayments of advances from the Federal Home Loan Bank                        (500)                -
  Proceeds from other borrowed money                                              -               1,400
  Distributions paid on common shares                                            (28)            (2,564)
                                                                               -----              -----
         Net cash provided by (used in) financing activities                   1,830               (442)
                                                                               -----              -----

Net increase in cash and cash equivalents                                      1,870                816

Cash and cash equivalents at beginning of period                               1,778              3,664
                                                                               -----              -----

Cash and cash equivalents at end of period                                    $3,648             $4,480
                                                                               =====              =====

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                      $   18             $  100
                                                                               =====              =====

    Interest on deposits and borrowings                                       $  409             $  378
                                                                               =====              =====


Supplemental disclosure of noncash investing activities:
  Unrealized gains on investment securities designated
    as available for sale, net of related tax effects                         $   -              $    4
                                                                               =====              =====

                          London Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended December 31, 1998 and 1997


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of London Financial Corporation ("LFC" or the "Corporation") included in the Annual Report on Form 10-KSB for the year ended September 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended December 31, 1998, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LFC and Citizens Bank, an Ohio commercial bank wholly-owned by LFC, ("Citizens"). Prior to January 4, 1998, Citizens was an Ohio savings and loan association. All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the London Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 32,725 unallocated ESOP shares, totaled 446,725 for the three month period ended December 31, 1998. Weighted-average common shares deemed outstanding, which gives effect to 37,736 unallocated ESOP shares, totaled 472,694 for the three month period ended December 31, 1997.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under LFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 465,207 for the three month period ended December 31, 1998, and 486,808 for the three month period ended December 31, 1997.

4.  Effects of Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

                          London Financial Corporation

          For the three month periods ended December 31, 1998 and 1997


4.  Effects of Recent Accounting Pronouncements (continued)

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective October 1, 1998, as required, without material impact on LFC's financial statements.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on LFC's financial position or results of operations.

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


Discussion of Financial Condition Changes from September 30, 1998 to December 31, 1998

At December 31, 1998, LFC had total assets of $40.1 million, an increase of $2.0 million, or 5.2%, over September 30, 1998. The increase in assets was funded primarily by a $2.4 million, or 7.5%, increase in deposits.

Cash and interest-bearing deposits totaled $3.6 million at December 31, 1998, a $1.9 million, or 105.2%, increase over the total at September 30, 1998.

Investment securities and mortgage-backed securities decreased by $229,000, to a total of $2.6 million at December 31, 1998, reflecting principal repayments on mortgage-backed securities.

Loans receivable increased by $364,000, or 1.1%, as loan disbursements of $3.6 million exceeded principal repayments of $3.3 million. Loan disbursements during the three month period ended December 31, 1998, exceeded the volume of disbursements for the same period in 1997 by $1.4 million, or 59.4%.

At December 31, 1998, Citizens' allowance for loan losses totaled $210,000, compared to the $201,000 level maintained at September 30, 1997. Citizens had no nonperforming loans at December 31, 1998, compared to nonperforming loans of $268,000, or .82% of the total loan portfolio at September 30, 1998. At December 31, 1998, Citizens' allowance for loan losses was comprised solely of a general loan loss allowance which is includible as a component of regulatory risk-based capital. Although management of LFC believes that its allowance for loan losses was adequate at December 31, 1998, based on the available facts and circumstances, there can be no assurance that the allowance will be adequate to absorb actual loan losses during the current period or that additions to such allowance will not be necessary in future periods, which could adversely affect LFC's results of operations.

Deposits totaled $33.7 million at December 31, 1998, an increase of $2.4 million, or 7.5%, over the $31.3 million of deposits outstanding at September 30, 1998. Such increase resulted primarily from management's efforts to increase deposits through marketing strategies.

Advances from the Federal Home Loan Bank amounted to $1.3 million at December 31, 1998, a decrease of $500,000, or 27.8%, from September 30, 1998. Proceeds from deposit growth were used to repay such advances during the period.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 1998 to December 31, 1998 (continued)

Shareholders' equity totaled $4.9 million at December 31, 1998, an increase of $65,000, or 1.3%, over September 30, 1998, levels. The increase resulted primarily from net earnings of $93,000, which were partially offset by regular dividends totaling $28,000, or $.06 per share.

At December 31, 1998, Citizens was required to maintain regulatory capital sufficient to meet certain minimum capital standards promulgated by the Office of Thrift Supervision. As of December 31, 1998, Citizens' regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results For the Three Month Periods Ended December 31, 1998 and 1997

General

Net earnings for the three month period ended December 31, 1998, totaled $93,000, a decrease of $28,000, or 23.1%, from the comparable 1997 period. The decrease in earnings resulted primarily from a $7,000 increase in the provision for losses on loans and a $42,000 increase in general, administrative and other expense, which were partially offset by a $9,000 increase in net interest income and a $14,000 decrease in the provision for federal income taxes.

Net Interest Income

Interest income on loans for the three months ended December 31, 1998, increased by $55,000, or 8.3%, compared to the three months ended December 31, 1997. The increase was primarily due to an approximate $3.6 million increase in the weighted-average balance outstanding. Interest income on mortgage-backed securities decreased by $17,000, or 29.8%, due primarily to a decrease in the weighted-average portfolio balance outstanding year to year. Interest income on investment securities and other interest-earning assets decreased by $17,000, or 34.0%.

Interest expense on deposits increased by $9,000, or 2.4%, during the three months ended December 31, 1998. This increase resulted primarily from an increase in the weighted average balance of deposits outstanding, which was offset by a decrease in the cost of deposits.

Interest expense on borrowings increased by $3,000, or 11.5%, during the three months ended December 31, 1998. The increase is primarily due to an increase in the weighted-average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $9,000, or 2.4%, during the three months ended December 31, 1998, compared to the three months ended December 31, 1997.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results For the Three Month Periods Ended December 31, 1998 and 1997 (continued)

Other Income

Other income totaled $20,000 during the three months ended December 31, 1998, a decrease of $2,000, or 9.1%, from the three month period ended December 31, 1997. The decrease resulted primarily from a $6,000 gain on investment securities transactions in the 1997 period, which was partially offset by a $4,000, or 25.0%, increase in other operating income. Other operating income is comprised primarily of service fees on deposit accounts, late charges on loan accounts and rental income on leased office space and safety deposit boxes.

General, Administrative and Other Expense

General, administrative and other expense increased by $42,000, or 19.8%, during the three months ended December 31, 1998, compared to 1997. The increase was primarily comprised of a $39,000, or 34.8%, increase in employee compensation and benefits, due primarily to an increase in staffing levels year to year, coupled with normal merit increases, coupled with an $18,000 increase in franchise tax expense year to year.

Federal Income Taxes

The provision for federal income taxes decreased by $14,000, or 22.6%, for the three month period ended December 31, 1998, compared to the same period in 1997. LFC's effective tax rates amounted to 34.0% and 33.9% during the three months ended December 31, 1998 and 1997, respectively.


Year 2000 Compliance Matters

As with most providers of financial services, Citizens' operations are heavily dependent on information technology systems. Citizens is addressing the potential problems associated with the possibility that the computers that control or operate Citizens' information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. Citizens is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

Citizens' primary data processing applications are handled by a third-party service bureau, Fiserv. Fiserv has advised Citizens that it has migrated to a fully Year 2000 compliant processing system that will be fully tested by May 1, 1999. Management has also reviewed Citizens' ancillary equipment and is in the process of providing the appropriate remedial measures, including requesting service providers to assure Citizens that their systems and products are fully year 2000 compliant. Citizens is in the process of upgrading its existing teller operating system with a capital expense budget of $65,000. No assurance can be given, however, that significant expense will not be incurred in future periods. In the unlikely event that Citizens is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make Citizens' current systems, programs and equipment year 2000 compliant, LFC's net earnings and financial condition could be adversely affected.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Year 2000 Compliance Matters (continued)

Citizens has developed a contingency plan in case mission-critical systems are not successfully renovated in a timely manner or if they actually fail at Year 2000 critical dates. The contingency plan states that Citizens deems the likelihood of failure of the service provider's efforts to implement Year 2000 changes to the on-line core account processing system to be remote; however, a more likely scenario is that the service provider's system will be down for several days or weeks upon arrival of Year 2000. The plan, therefore, primarily addresses action to deal with the latter possibility rather than with a catastrophic event, including Citizens' ability to process transactions manually over a short-term period, if necessary, upon arrival of the year 2000. Citizens does not consider contingency planning to be a static process; therefore, the plan will be amended to address a catastrophic event if testing results indicate greater concern.

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

In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Year 2000, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. Citizens is assessing such risks among its customers. LFC could also be materially adversely affected if other third parties, such as governmental agencies, clearing houses, telephone companies, utilities and other service providers fail to prepare properly. Citizens is therefore attempting to assess these risks and take action to minimize their effect.

                          London Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

          Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On January 28, 1999, the Annual Meeting of LFC's Shareholders was held. Each of the three directors nominated (Donovan D. Forrest, Edward D. Goodyear and Kennison A. Sims) were elected to terms expiring in 2001 by the following vote:

          For:  319,687                           Withheld:  0

          One other matter was submitted to the shareholders, for which the following votes were cast:

               Ratification   of  the  appointment  of  Grant  Thornton  LLP  as
               independent auditors of LFC for the fiscal year ended September 30, 1999.

               For:  306,900                      Withheld:  0


ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:             None.

         Exhibit 27: Financial Data Schedule for the three months ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    February 10, 1999                     By: /s/John J. Bodle
      -------------------------                    ---------------------------
                                                   John J. Bodle
                                                   President and
                                                   Chief Executive Officer



Date:    February 10, 1999                     By: /s/Joyce E. Bauerle
      -------------------------                    ---------------------------
                                                   Joyce E. Bauerle
                                                   Treasurer and
                                                   Principal Accounting Officer