Form 10QSB
period 1999-03-31
LONDON FINANCIAL CORP
filed 1999-05-17
CIK 1004961

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1999
                               ----------------------------------------

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

Yes   X                                                No

As of May 14, 1999, the latest practicable date, 479,450 of the registrant's common shares, without par value, were issued and outstanding.









                               Page 1 of 16 pages

                          London Financial Corporation

                                      INDEX

                                                                           Page

PART I  -  FINANCIAL INFORMATION

                Consolidated Statements of Financial Condition                3

                Consolidated Statements of Earnings                           4

                Consolidated Statements of Comprehensive Income               5

                Consolidated Statements of Cash Flows                         6

                Notes to Consolidated Financial Statements                    7

                Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                    9


PART II -  OTHER INFORMATION                                                 15

SIGNATURES                                                                   16


                          London Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                         March 31,       September 30,
         ASSETS                                                               1999                1998
Cash and due from banks                                                    $   715             $   507
Interest-bearing deposits in other financial institutions                    2,151               1,271
                                                                            ------              ------
         Cash and cash equivalents                                           2,866               1,778

Investment securities designated as available
  for sale - at market                                                         108                 121
Mortgage-backed securities held to maturity- at amortized
  cost, approximate market value of $2,235 and $2,733
  as of March 31, 1999 and September 30, 1998                                2,222               2,703
Loans receivable - net                                                      34,306              32,588
Office premises and equipment - at depreciated cost                            468                 374
Stock in Federal Home Loan Bank - at cost                                      253                 288
Accrued interest receivable                                                    254                 216
Prepaid expenses and other assets                                               45                  60
Prepaid federal income taxes                                                    -                   16
                                                                            ------              ------

         Total assets                                                      $40,522             $38,144
                                                                            ======              ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                   $34,968             $31,300
Advances from the Federal Home Loan Bank                                       300               1,800
Other liabilities                                                              152                 155
Accrued federal income taxes                                                    66                  -
Deferred federal income taxes                                                   33                  26
                                                                            ------              ------
         Total liabilities                                                  35,519              33,281

Shareholders' equity
  Common stock - authorized 5,000,000 shares without par
    value; 529,000 shares issued                                                -                   -
  Additional paid-in capital                                                 2,398               2,391
  Retained earnings - substantially restricted                               4,033               3,946
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                       (34)                (26)
  Shares acquired by Employee Stock Ownership Plan                            (327)               (381)
  Shares acquired by Management Recognition Plan                              (264)               (264)
  Less 49,550 treasury shares - at cost                                       (803)               (803)
                                                                            ------              ------
         Total shareholders' equity                                          5,003               4,863
                                                                            ------              ------

         Total liabilities and shareholders' equity                        $40,522             $38,144
                                                                            ======              ======


                          London Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                       Six months ended               Three months ended
                                                                            March 31,                      March 31,
                                                                       1999         1998              1999         1998
Interest income
  Loans                                                              $1,439       $1,290              $719         $625
  Mortgage-backed securities                                             77          109                37           52
  Investment securities, interest-bearing deposits and other             64           83                31           33
                                                                      -----        -----               ---          ---
         Total interest income                                        1,580        1,482               787          710

Interest expense
  Deposits                                                              757          739               377          368
  Borrowings                                                             42           34                13            8
                                                                      -----        -----               ---          ---
         Total interest expense                                         799          773               390          376
                                                                      -----        -----               ---          ---

         Net interest income                                            781          709               397          334

Provision for losses on loans                                            18            8                 9            6
                                                                      -----        -----               ---          ---

         Net interest income after provision
           for losses on loans                                          763          701               388          328

Other income
  Gain on investment securities transactions                             -            75                -            69
  Other operating                                                        40           31                20           15
                                                                      -----        -----               ---          ---
         Total other income                                              40          106                20           84

General, administrative and other expense
  Employee compensation and benefits                                    317          222               166          110
  Occupancy and equipment                                                46           35                25           18
  Federal deposit insurance premiums                                     10           10                 5            5
  Franchise taxes                                                        38           32                16           28
  Data processing                                                        34           30                19           16
  Other operating                                                       133          121                93           61
                                                                      -----        -----               ---          ---
         Total general, administrative and other expense                578          450               324          238
                                                                      -----        -----               ---          ---

         Earnings before income taxes                                   225          357                84          174

Federal income taxes
  Current                                                                70          138                36           16
  Deferred                                                               11          (20)               (3)          40
                                                                      -----        -----               ---          ---
         Total federal income taxes                                      81          118                33           56
                                                                      -----        -----               ---          ---

         NET EARNINGS                                                $  144       $  239              $ 51         $118
                                                                      =====        =====               ===          ===

         EARNINGS PER SHARE
           Basic                                                       $.32         $.50              $.11         $.25
                                                                        ===          ===               ===          ===

           Diluted                                                     $.31         $.48              $.11         $.24
                                                                        ===          ===               ===          ===



                          London Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     For the three months ended December 31,
                                 (In thousands)


                                                            For the six months           For the three months
                                                               ended March 31,                ended March 31,
                                                            1999            1998           1999           1998
Net earnings                                                $144            $239            $51           $118

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                         (8)             20             (8)            50

Reclassification adjustment for realized gains
  included in earnings                                        -              (50)            -             (46)
                                                             ---             ---             --            ---
Comprehensive income                                        $136            $209            $43           $122
                                                             ===             ===             ==            ===




                          London Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the six months ended March 31,
                                 (In thousands)

                                                                                 1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                  $  144             $ 239
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Gain on investment securities transactions                                     -                (75)
    Provision for losses on loans                                                  18                 8
    Amortization of deferred loan origination fees                                (81)              (59)
    Depreciation and amortization                                                  15                10
    Federal Home Loan Bank stock dividends                                        (10)              (10)
    Amortization expense of stock benefit plans                                    61               109
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                 (38)                3
      Prepaid expenses and other assets                                            32               (36)
      Other liabilities                                                            (3)              (78)
      Federal income taxes
        Current                                                                    66               (38)
        Deferred                                                                   11               (20)
                                                                                -----              ----
         Net cash provided by operating activities                                215                53

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                  -                 506
  Purchase of investment securities designated as available
    for sale                                                                       -                (160)
  Proceeds from sale of investment securities designated
    as available for sale                                                          -                 177
  Principal repayments on mortgage-backed securities                              481                481
  Principal repayments on loans                                                 7,769              4,395
  Loan disbursements                                                           (9,424)            (4,104)
  Purchase of office equipment                                                   (109)                (3)
  Redemption of Federal Home Loan Bank stock                                       45                 -
                                                                                -----              -----
         Net cash provided by (used in) investing activities                   (1,238)             1,292

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                              3,668              1,224
  Repayment of advances from Federal Home Loan Bank                            (1,500)                -
  Distributions paid on common shares                                             (57)            (2,594)
                                                                                -----              -----
         Net cash provided by (used in) financing activities                    2,111             (1,370)
                                                                                -----              -----

Net increase (decrease) in cash and cash equivalents                            1,088                (25)

Cash and cash equivalents at beginning of period                                1,778              3,664
                                                                                -----              -----

Cash and cash equivalents at end of period                                     $2,866             $3,639
                                                                                =====              =====

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                       $   18             $  100
                                                                                =====              =====

    Interest on deposits and borrowings                                        $  806             $  774
                                                                                =====              =====


Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of applicable tax effects                                    $   (8)            $  (57)
                                                                                =====              =====

                          London Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the six month periods ended March 31, 1999 and 1998


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of London Financial Corporation ("LFC" or the "Corporation") included in the Annual Report on Form 10-KSB for the year ended September 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended March 31, 1999, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LFC and Citizens Bank, an Ohio commercial bank wholly-owned by LFC, ("Citizens"). Prior to January 4, 1998, Citizens was an Ohio savings and loan association. All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the London Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 27,918 unallocated ESOP shares, totaled 449,102 and 451,531 for the six and three month periods ended March 31, 1999. Weighted-average common shares deemed outstanding, which gives effect to 33,856 unallocated ESOP shares, totaled 476,304 for each of the six and three month periods ended March 31, 1998.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under LFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 465,519 and 467,948 for the six and three month periods ended March 31, 1999, and 495,350 and 495,359 for the six and three month periods ended March 31, 1998. Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 16,417 for each of the six and three months periods ended March 31, 1999, and 19,046 and 19,055 for the six and three month periods ended March 31, 1998, respectively.

4.  Effects of Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

                          London Financial Corporation

             For the six month periods ended March 31, 1999 and 1998


4.  Effects of Recent Accounting Pronouncements (continued)

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective October 1, 1998, as required, without material impact on LFC's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective October 1, 1998, as required, without material impact on LFC's financial statements.

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


Discussion of Financial Condition Changes from September 30, 1998 to March 31, 1999

At March 31, 1999, LFC had total assets of $40.5 million, an increase of $2.4 million, or 6.2%, over September 30, 1998. The increase in assets was funded primarily by a $3.7 million increase in deposits, which was partially offset by a $1.5 million decline in borrowings.

Cash and interest-bearing deposits totaled $2.9 million at March 31, 1999, a $1.1 million, or 61.2%, increase over the total at September 30, 1998.

Investment securities and mortgage-backed securities decreased by $494,000, to a total of $2.3 million at March 31, 1999, primarily reflecting principal repayments on mortgage-backed securities.

Loans receivable increased by $1.7 million, or 5.3%, as loan disbursements of $9.4 million exceeded principal repayments of $7.8 million. Loan disbursements during the six month period ended March 31, 1999, exceeded the volume of disbursements for the same period in 1998 by $5.3 million, or 129.6%.

At March 31, 1999, Citizens' allowance for loan losses totaled $219,000, compared to the $201,000 level maintained at September 30, 1998. Citizens had no nonperforming loans at March 31, 1999, compared to nonperforming loans of $268,000, or .82% of the total loan portfolio at September 30, 1998. At March 31, 1999, Citizens' allowance for loan losses was comprised solely of a general loan loss allowance which is includible as a component of regulatory risk-based capital. Although management of LFC believes that its allowance for loan losses was adequate at March 31, 1999, based on the available facts and circumstances, there can be no assurance that the allowance will be adequate to absorb actual loan losses during the current period or that additions to such allowance will not be necessary in future periods, which could adversely affect LFC's results of operations.

Deposits totaled $35.0 million at March 31, 1999, an increase of $3.7 million, or 11.7%, over the $31.3 million of deposits outstanding at September 30, 1998. Such increase resulted primarily from management's efforts to increase deposits through marketing strategies.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 1998 to March 31, 1999 (continued)

Advances from the Federal Home Loan Bank amounted to $300,000 at March 31, 1999, a decrease of $1.5 million, or 83.3%, from September 30, 1998. Proceeds from deposit growth were used to repay such advances during the period.

Shareholders' equity totaled $5.0 million at March 31, 1999, an increase of $140,000, or 2.9%, over September 30, 1998, levels. The increase resulted primarily from net earnings of $144,000, coupled with the effects of the amortization of stock benefit plans, which were partially offset by regular dividends totaling $57,000, or $.12 per share.

At March 31, 1999, Citizens was required to maintain regulatory capital sufficient to meet certain minimum capital standards promulgated by the Federal Deposit Insurance Corporation. As of March 31, 1999, Citizens' regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results For the Six Month Periods Ended March 31, 1999 and 1998

General

Net earnings for the six month period ended March 31, 1999, totaled $144,000, a decrease of $95,000, or 39.7%, from the comparable 1998 period. The decrease in earnings resulted primarily from a $10,000 increase in the provision for losses on loans, a $66,000 decrease in other income and a $128,000 increase in general, administrative and other expense, which were partially offset by a $72,000 increase in net interest income and a $37,000 decrease in the provision for federal income taxes.

Net Interest Income

Interest income on loans for the six months ended March 31, 1999, increased by $149,000, or 11.6%, compared to the six months ended March 31, 1998. The increase was primarily due to an approximate $4.1 million increase in the weighted-average balance outstanding. Interest income on mortgage-backed securities decreased by $32,000, or 29.4%, due primarily to a decrease in the weighted-average portfolio balance outstanding year to year. Interest income on investment securities and other interest-earning assets decreased by $19,000, or 22.9%.

Interest expense on deposits increased by $18,000, or 2.4%, during the six months ended March 31, 1999. This increase resulted primarily from an increase in the weighted average balance of deposits outstanding, which was offset by a decrease in the cost of deposits.

Interest expense on borrowings increased by $8,000, or 23.5%, during the six months ended March 31, 1999. The increase was primarily due to an increase in the weighted-average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $72,000, or 10.2%, during the six months ended March 31, 1999, compared to the six months ended March 31, 1998.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results For the Six Month Periods Ended March 31, 1999 and 1998 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Bank's loan portfolio. As a result of such analysis, management elected to record an $18,000 provision for loan losses during the six-month period ended March 31, 1999. The current period provision was attributable to growth in the commercial loan portfolio. There can be no assurance that the allowance for loan losses of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $40,000 during the six months ended March 31, 1999, a decrease of $66,000, or 62.3%, from the six month period ended March 31, 1998. The decrease resulted primarily from a $75,000 gain on investment securities transactions in the 1998 period, which was partially offset by a $9,000, or 29.0%, increase in other operating income. Other operating income is comprised primarily of service fees on deposit accounts, late charges on loan accounts and rental income on leased office space and safety deposit boxes.

General, Administrative and Other Expense

General, administrative and other expense increased by $128,000, or 28.4%, during the six months ended March 31, 1999, compared to 1998. The increase was primarily comprised of a $95,000, or 42.8%, increase in employee compensation and benefits, due primarily to an increase in staffing levels year to year and normal merit increases, coupled with a $12,000, or 9.9%, increase in other operating expense year to year.

Federal Income Taxes

The provision for federal income taxes decreased by $37,000, or 31.4%, for the six month period ended March 31, 1999, compared to the same period in 1998. LFC's effective tax rates amounted to 36.0% and 33.1% during the six months ended March 31, 1999 and 1998, respectively.


Comparison of Operating Results For the Three Month Periods Ended March 31, 1999 and 1998

General

Net earnings for the three month period ended March 31, 1999, totaled $51,000, a decrease of $67,000, or 56.8%, from the comparable 1998 period. The decrease in earnings resulted primarily from a $3,000 increase in the provision for losses on loans, a $64,000 decrease in other income and an $86,000 increase in general, administrative and other expense, which were partially offset by a $63,000 increase in net interest income.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results For the Three Month Periods Ended March 31, 1999 and 1998 (continued)

Net Interest Income

Interest income on loans for the three months ended March 31, 1999, increased by $94,000, or 15.0%, compared to the three months ended March 31, 1998. The increase was primarily due to an approximate $4.6 million increase in the weighted-average balance outstanding. Interest income on mortgage-backed securities decreased by $15,000, or 28.8%, due primarily to a decrease in the weighted-average portfolio balance outstanding year to year. Interest income on investment securities and other interest-earning assets decreased by $2,000, or 6.1%.

Interest expense on deposits increased by $9,000, or 2.4%, during the three months ended March 31, 1999. This increase resulted primarily from an increase in the weighted average balance of deposits outstanding, which was offset by a decrease in the cost of deposits.

Interest expense on borrowings increased by $5,000, or 62.5%, during the three months ended March 31, 1999. The increase was primarily due to an increase in the weighted-average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $63,000, or 18.9%, during the three months ended March 31, 1999, compared to the three months ended March 31, 1998.

Provision for Losses on Loans

Management elected to record a $9,000 provision for loan losses during the three-month period ended March 31, 1999, compared to the $6,000 recorded in the 1998 quarter. The current period provision was attributable to growth in the commercial loan portfolio. There can be no assurance that the allowance for loan losses of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $20,000 during the three months ended March 31, 1999, a decrease of $64,000, or 76.2%, from the three month period ended March 31, 1998. The decrease resulted primarily from a $69,000 gain on investment securities transactions in the 1998 period, which was partially offset by a $5,000, or 33.3%, increase in other operating income. Other operating income is comprised primarily of service fees on deposit accounts, late charges on loan accounts and rental income on leased office space and safety deposit boxes.

General, Administrative and Other Expense

General, administrative and other expense increased by $86,000, or 36.1%, during the three months ended March 31, 1999, compared to the same period in 1998. The increase was primarily comprised of a $56,000, or 50.9%, increase in employee compensation and benefits, due primarily to an increase in staffing levels year to year, coupled with normal merit increases, coupled with a $32,000 increase in other operating expense year to year.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results For the Three Month Periods Ended March 31, 1999 and 1998 (continued)

Federal Income Taxes

The provision for federal income taxes decreased by $23,000, or 41.1%, for the three month period ended March 31, 1999, compared to the same period in 1998. LFC's effective tax rates amounted to 39.3% and 32.2% during the three months ended March 31, 1999 and 1998, respectively.


Year 2000 Compliance Matters

As with most providers of financial services, Citizens' operations are heavily dependent on information technology systems. Citizens is addressing the potential problems associated with the possibility that the computers that control or operate Citizens' information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. Citizens has been working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

Citizens' primary data processing applications are handled by a third-party service bureau, Fiserv. Fiserv has advised Citizens that it has migrated to a fully Year 2000 compliant processing system that will be fully tested by July 1, 1999. Management has also reviewed Citizens' ancillary equipment and is in the process of providing the appropriate remedial measures, including requesting service providers to assure Citizens that their systems and products are fully year 2000 compliant. Citizens has upgraded its existing teller operating system with a capital expenditure of approximately $65,000. No assurance can be given, however, that significant expense will not be incurred in future periods. In the unlikely event that Citizens is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make Citizens' current systems, programs and equipment year 2000 compliant, LFC's net earnings and financial condition could be adversely affected.

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

         None

ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:               None.

         Exhibit 27: Financial Data Schedule for the six months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      May 14, 1999                         By: /s/John J. Bodle
      ------------------------------                --------------------------
                                                    John J. Bodle
                                                    President and
                                                    Chief Executive Officer



Date:      May 14, 1999                         By: /s/Joyce E. Bauerle
      ------------------------------                --------------------------
                                                    Joyce E. Bauerle
                                                    Treasurer and
                                                    Principal Accounting Officer