Form 10QSB
period 1999-06-30
LONDON FINANCIAL CORP
filed 1999-08-13
CIK 1004961

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1999
                               -------------------------------------------

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

Yes   X                                                       No

As of August 12, 1999, the latest practicable date, 479,450 of the registrant's common shares, without par value, were issued and outstanding.









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


                          London Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                            June 30,       September 30,
         ASSETS                                                                 1999                1998
Cash and due from banks                                                      $   497             $   507
Interest-bearing deposits in other financial institutions                      2,598               1,271
                                                                              ------              ------
         Cash and cash equivalents                                             3,095               1,778

Investment securities designated as available
  for sale - at market                                                           113                 121
Mortgage-backed securities held to maturity - at amortized
  cost, approximate market value of $2,007 and $2,733
  as of June 30, 1999 and September 30, 1998                                   2,018               2,703
Loans receivable - net                                                        35,359              32,588
Office premises and equipment - at depreciated cost                              516                 374
Stock in Federal Home Loan Bank - at cost                                        257                 288
Accrued interest receivable                                                      305                 216
Prepaid expenses and other assets                                                 53                  60
Prepaid federal income taxes                                                      -                   16
                                                                              ------              ------

         Total assets                                                        $41,716             $38,144
                                                                              ======              ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                     $36,153             $31,300
Advances from the Federal Home Loan Bank                                         300               1,800
Other liabilities                                                                 77                 155
Accrued federal income taxes                                                      18                  -
Deferred federal income taxes                                                     27                  26
                                                                              ------              ------
         Total liabilities                                                    36,575              33,281

Shareholders' equity
  Common stock - authorized 5,000,000 shares without par
    value; 529,000 shares issued                                                  -                   -
  Additional paid-in capital                                                   2,398               2,391
  Retained earnings - substantially restricted                                 4,118               3,946
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                         (31)                (26)
  Shares acquired by Employee Stock Ownership Plan                              (327)               (381)
  Shares acquired by Management Recognition Plan                                (214)               (264)
  Less 49,550 treasury shares - at cost                                         (803)               (803)
                                                                              ------              ------
         Total shareholders' equity                                            5,141               4,863
                                                                              ------              ------

         Total liabilities and shareholders' equity                          $41,716             $38,144
                                                                              ======              ======


                          London Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                         Nine months ended            Three months ended
                                                                               June 30,                     June 30,
                                                                         1999         1998            1999         1998
Interest income
  Loans                                                                $2,174       $1,916            $735         $626
  Mortgage-backed securities                                              108          155              31           46
  Investment securities, interest-bearing deposits and other               88          132              24           49
                                                                        -----        -----             ---          ---
         Total interest income                                          2,370        2,203             790          721

Interest expense
  Deposits                                                              1,146        1,115             389          376
  Borrowings                                                               49           40               7            6
                                                                        -----        -----             ---          ---
         Total interest expense                                         1,195        1,155             396          382
                                                                        -----        -----             ---          ---

         Net interest income before provision
           for losses on loans                                          1,175        1,048             394          339

Provision for losses on loans                                              27           14               9            6
                                                                        -----        -----             ---          ---

         Net interest income after provision
           for losses on loans                                          1,148        1,034             385          333

Other income
  Gain on investment securities transactions                               -            75              -            -
  Other operating                                                          64           44              24           13
                                                                        -----        -----             ---          ---
         Total other income                                                64          119              24           13

General, administrative and other expense
  Employee compensation and benefits                                      457          345             140          123
  Occupancy and equipment                                                  72           57              26           22
  Federal deposit insurance premiums                                       14           14               4            4
  Franchise taxes                                                          53           60              15           28
  Data processing                                                          52           43              18           13
  Other operating                                                         175          173              42           52
                                                                        -----        -----             ---          ---
         Total general, administrative and other expense                  823          692             245          242
                                                                        -----        -----             ---          ---

         Earnings before income taxes                                     389          461             164          104

Federal income taxes
  Current                                                                 128          154              58           16
  Deferred                                                                  4            3              (7)          23
                                                                        -----        -----             ---          ---
         Total federal income taxes                                       132          157              51           39
                                                                        -----        -----             ---          ---

         NET EARNINGS                                                  $  257       $  304            $113         $ 65
                                                                        =====        =====             ===          ===

         EARNINGS PER SHARE
           Basic                                                         $.57         $.64            $.25         $.14
                                                                          ===          ===             ===          ===

           Diluted                                                       $.55         $.62            $.24         $.13
                                                                          ===          ===             ===          ===


                          London Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     For the three months ended December 31,
                                 (In thousands)


                                                              For the nine months        For the three months
                                                                ended June 30,                 ended June 30,
                                                            1999            1998           1999           1998
Net earnings                                                $257            $304           $113           $ 65

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                         (5)              6              3            (14)

Reclassification adjustment for realized gains
  included in earnings                                        -              (50)            -              -
                                                             ---             ---            ---            ---

Comprehensive income                                        $252            $260           $116           $ 51
                                                             ===             ===            ===            ===



                          London Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended June 30,
                                 (In thousands)

                                                                                 1999              1998
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                 $   257             $  304
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Gain on investment securities transactions                                     -                 (75)
    Amortization of deferred loan origination fees                               (107)               (96)
    Provision for losses on loans                                                  27                 14
    Depreciation and amortization                                                  26                 16
    Federal Home Loan Bank stock dividends                                        (14)               (15)
    Amortization expense of stock benefit plans                                   111                109
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                 (89)                (4)
      Prepaid expenses and other assets                                             7                (51)
      Other liabilities                                                           (78)               (34)
      Federal income taxes
        Current                                                                    34               (140)
        Deferred                                                                    4                  3
                                                                               ------              -----
         Net cash provided by operating activities                                178                 31

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                  -                 506
  Principal repayments on mortgage-backed securities                              685                692
  Proceeds from sale of investment securities                                      -                 177
  Purchase of investment securities                                                -                (160)
  Principal repayments on loans                                                11,568              7,180
  Loan disbursements                                                          (14,259)            (7,730)
  Purchase of office equipment                                                   (168)               (25)
  Proceeds from redemption of Federal Home Loan Bank stock                         45                 12
                                                                               ------              -----
         Net cash provided by (used in) investing activities                   (2,129)               652

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                              4,853              1,262
  Repayment of Federal Home Loan Bank advances                                 (1,500)                -
  Purchase of treasury shares                                                      -                (521)
  Distributions paid on common shares                                             (85)            (2,625)
                                                                               ------              -----
         Net cash provided by (used in) financing activities                    3,268             (1,884)
                                                                               ------              -----

Net increase (decrease) in cash and cash equivalents                            1,317             (1,201)

Cash and cash equivalents at beginning of period                                1,778              3,664
                                                                               ------              -----

Cash and cash equivalents at end of period                                    $ 3,095             $2,463
                                                                               ======              =====

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Federal income taxes                                                      $   113             $  180
                                                                               ======              =====

    Interest on deposits and borrowings                                       $ 1,195             $1,155
                                                                               ======              =====

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net                                                             $    (5)            $  (44)
                                                                               ======              =====

                          London Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the nine month periods ended June 30, 1999 and 1998

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of London Financial Corporation ("LFC" or the "Corporation") included in the Annual Report on Form 10-KSB for the year ended September 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three month periods ended June 30, 1999, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LFC and The Citizens Bank of London ("Citizens"), an Ohio commercial bank wholly-owned by LFC. Prior to January 4, 1998, Citizens was an Ohio savings and loan association. All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the London Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 27,919 unallocated ESOP shares, totaled 449,911 and 451,531 for the nine and three month periods ended June 30, 1999. Weighted-average common shares deemed outstanding, which gives effect to 33,856 unallocated ESOP shares, totaled 475,080 and 472,631 for the nine and three month periods ended June 30, 1998.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under LFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 463,626 and 465,246 for the nine and three month periods ended June 30, 1999, and 493,434 and 492,977 for the nine and three month periods ended June 30, 1998. Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 13,715 for each of the nine and three months periods ended June 30, 1999, and 18,354 and 20,346 for the nine and three month periods ended June 30, 1998, respectively.

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

                          London Financial Corporation

             For the nine month periods ended June 30, 1999 and 1998


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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changed the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective October 1, 1998, as required, without material impact on LFC's financial statements.

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

SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on LFC's financial position or results of operations.

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


Discussion of Financial  Condition  Changes from  September 30, 1998 to June 30,
1999

At June 30, 1999, LFC had total assets of $41.7 million, an increase of $3.6 million, or 9.4%, over September 30, 1998. The increase in assets was funded primarily by a $4.9 million increase in deposits, which was partially offset by a $1.5 million decline in borrowings.

Cash and interest-bearing deposits totaled $3.1 million at June 30, 1999, a $1.3 million, or 74.1%, increase over the total at September 30, 1998.

Investment securities and mortgage-backed securities decreased by $693,000, to a total of $2.1 million at June 30, 1999, primarily reflecting principal repayments on mortgage-backed securities.

Loans receivable increased by $2.8 million, or 8.5%, as loan disbursements of $14.3 million exceeded principal repayments of $11.6 million. Loan disbursements during the nine month period ended June 30, 1999, exceeded the volume of disbursements for the same period in 1998 by $6.5 million, or 84.5%.

At June 30, 1999, Citizens' allowance for loan losses totaled $228,000, compared to the $201,000 level maintained at September 30, 1998. Citizens had no nonperforming loans at June 30, 1999, compared to nonperforming loans of $268,000, or .82% of the total loan portfolio at September 30, 1998. At June 30, 1999, Citizens' allowance for loan losses was comprised solely of a general loan loss allowance which is includible as a component of regulatory risk-based capital. Although management of LFC believes that its allowance for loan losses was adequate at June 30, 1999, based on the available facts and circumstances, there can be no assurance that the allowance will be adequate to absorb actual loan losses during the current period or that additions to such allowance will not be necessary in future periods, which could adversely affect LFC's results of operations.

Deposits totaled $36.2 million at June 30, 1999, an increase of $4.9 million, or 15.5%, over the $31.3 million of deposits outstanding at September 30, 1998. Such increase resulted primarily from management's efforts to increase deposits through marketing strategies.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 1998 to June 30, 1999 (continued)

Advances from the Federal Home Loan Bank (the "FHLB") amounted to $300,000 at June 30, 1999, a decrease of $1.5 million, or 83.3%, from September 30, 1998. Proceeds from deposit growth were used to repay such advances during the period.

Shareholders' equity totaled $5.1 million at June 30, 1999, an increase of $278,000, or 5.7%, over September 30, 1998, levels. The increase resulted primarily from net earnings of $257,000, coupled with the effects of the amortization of stock benefit plans, which were partially offset by regular dividends totaling $85,000, or $.18 per share.

At June 30, 1999, Citizens was required to maintain regulatory capital sufficient to meet certain minimum capital standards promulgated by the Federal Deposit Insurance Corporation. As of June 30, 1999, Citizens' regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results For the Nine Month Periods Ended June 30, 1999 and 1998

General

Net earnings for the nine month period ended June 30, 1999, totaled $257,000, a decrease of $47,000, or 15.5%, from the comparable 1998 period. The decrease in earnings resulted primarily from a $13,000 increase in the provision for losses on loans, a $55,000 decrease in other income and a $131,000 increase in general, administrative and other expense, which were partially offset by a $127,000 increase in net interest income and a $25,000 decrease in the provision for federal income taxes.

Net Interest Income

Interest income on loans for the nine months ended June 30, 1999, increased by $258,000, or 13.5%, compared to the nine months ended June 30, 1998. The increase was primarily due to an approximate $4.4 million, or 14.9%, increase in the weighted-average balance outstanding. Interest income on mortgage-backed securities decreased by $47,000, or 30.3%, due primarily to a decrease in the weighted-average portfolio balance outstanding year to year. Interest income on investment securities and other interest-earning assets decreased by $44,000, or 33.3%, due primarily to an $899,000, or 25.1%, decrease in the average outstanding balance year to year.

Interest expense on deposits increased by $31,000, or 2.8%, during the nine months ended June 30, 1999. This increase resulted primarily from an approximate $3.3 million, or 10.6%, increase in the weighted average balance of deposits outstanding, which was offset by a decrease in the cost of deposits.

Interest expense on borrowings increased by $9,000, or 22.5%, during the nine months ended June 30, 1999. The increase was primarily due to an increase in the weighted-average balance of advances outstanding.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results For the Nine Month Periods Ended June 30, 1999 and 1998 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $127,000, or 12.1%, during the nine months ended June 30, 1999, compared to the nine months ended June 30, 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Citizens, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to Citizens' loan portfolio. As a result of such analysis, management elected to record a $27,000 provision for losses on loans during the nine-month period ended June 30, 1999. The current period provision was attributable to growth in the commercial loan portfolio. There can be no assurance that the allowance for loan losses of Citizens will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $64,000 during the nine months ended June 30, 1999, a decrease of $55,000, or 46.2%, from the nine month period ended June 30, 1998. The decrease resulted primarily from a $75,000 gain on investment securities transactions recorded in the 1998 period, which was partially offset by a $20,000, or 45.5%, increase in other operating income. Other operating income is comprised primarily of service fees on deposit accounts, late charges on loan accounts and rental income on leased office space and safety deposit boxes.

General, Administrative and Other Expense

General, administrative and other expense increased by $131,000, or 18.9%, during the nine months ended June 30, 1999, compared to 1998. The increase was primarily comprised of a $112,000, or 32.5%, increase in employee compensation and benefits, due primarily to an increase in staffing levels related to Citizens' implementation of the commercial lending function, and normal merit increases, coupled with a $15,000, or 26.3%, increase in occupancy and equipment expense year to year.

Federal Income Taxes

The provision for federal income taxes decreased by $25,000, or 15.9%, for the nine month period ended June 30, 1999, compared to the same period in 1998, due primarily to a $72,000, or 15.6%, decrease in pretax earnings. LFC's effective tax rates amounted to 33.9% and 34.1% during the nine months ended June 30, 1999 and 1998, respectively.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results For the Three Month Periods Ended June 30, 1999 and 1998

General

Net earnings for the three month period ended June 30, 1999, totaled $113,000, an increase of $48,000, or 73.8%, over the comparable 1998 period. The increase in earnings resulted primarily from a $55,000 increase in net interest income and an $11,000 increase in other income, which were partially offset by a $3,000 increase in the provision for losses on loans, a $3,000 increase in general, administrative and other expense and a $12,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans for the three months ended June 30, 1999, increased by $109,000, or 17.4%, compared to the three months ended June 30, 1998. The increase was primarily due to an approximate $5.2 million, or 17.4%, increase in the weighted-average balance outstanding. Interest income on mortgage-backed securities decreased by $15,000, or 32.6%, due primarily to a decrease in the weighted-average portfolio balance outstanding year to year. Interest income on investment securities and other interest-earning assets decreased by $25,000, or 51.0%.

Interest expense on deposits increased by $13,000, or 3.5%, during the three months ended June 30, 1999. This increase resulted primarily from an approximate $4.4 million, or 14.0%, increase in the weighted average balance of deposits outstanding, which was offset by a decrease in the cost of deposits.

Interest expense on borrowings increased by $1,000, or 16.7%, during the three months ended June 30, 1999. The increase was primarily due to an increase in the weighted-average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $55,000, or 16.2%, during the three months ended June 30, 1999, compared to the three months ended June 30, 1998.

Provision for Losses on Loans

Management elected to record a $9,000 provision for loan losses during the three-month period ended June 30, 1999, compared to the $6,000 recorded in the 1998 quarter. The current period provision was attributable to growth in the commercial loan portfolio. There can be no assurance that Citizens' allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $24,000 during the three months ended June 30, 1999, an increase of $11,000, or 84.6%, over the three month period ended June 30, 1998. The increase resulted primarily from an increase in other operating income, comprised primarily of service fees on deposit accounts, late charges on loan accounts and rental income on leased office space and safety deposit boxes.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results For the Three Month Periods Ended June 30, 1999 and 1998 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $3,000, or 1.2%, during the three months ended June 30, 1999, compared to the same period in 1998. The increase was primarily due to an increase of $17,000, or 13.8%, in employee compensation and benefits, due primarily to an increase in staffing levels year to year, coupled with normal merit increases, partially offset by a $10,000 decrease in other operating expense year to year.

Federal Income Taxes

The provision for federal income taxes increased by $12,000, or 30.8%, for the three month period ended June 30, 1999, compared to the same period in 1998, due primarily to a $60,000, or 57.7%, increase in pretax earnings. LFC's effective tax rates amounted to 31.1% and 37.5% during the three months ended June 30, 1999 and 1998, respectively.


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

Citizens' primary data processing applications are handled by a third-party service bureau, Fiserv. Fiserv has advised Citizens that it has migrated to a fully Year 2000 compliant processing system that had been fully tested as of July 1, 1999. Management has also reviewed Citizens' ancillary equipment and is in the process of providing the appropriate remedial measures, including requesting service providers to assure Citizens that their systems and products are fully year 2000 compliant. Citizens has upgraded its existing teller operating system with a capital expenditure of approximately $65,000. No assurance can be given, however, that significant expense will not be incurred in future periods. In the unlikely event that Citizens is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make Citizens' current systems, programs and equipment year 2000 compliant, LFC's net earnings and financial condition could be adversely affected.

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

         None

ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:           None.

         Exhibit 27: Financial Data Schedule for the nine months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   August 13, 1999                    By: /s/John J. Bodle
     -----------------------                   -------------------------------
                                                 John J. Bodle
                                                 President and
                                                 Chief Executive Officer



Date:   August 13, 1999                    By: /s/Joyce E. Bauerle
     -----------------------                   -------------------------------
                                                 Joyce E. Bauerle
                                                 Treasurer and
                                                 Principal Accounting Officer