Form 10KSB
period 1999-09-30
LONDON FINANCIAL CORP
filed 1999-12-23
CIK 1004961

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                    -----------------  -----------------
                         Commission File Number: 0-28012
--------------------------------------------------------------------------------
                          LONDON FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

            Ohio                                            34-1800830
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


    2 East High Street, London, Ohio                           43140
-----------------------------------------              ---------------------
(Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number: (740) 852-0787

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                  None                      Common Stock, no par value per share
------------------------------------------- ------------------------------------
(Name of each exchange on which registered)            (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No
                                                           ---
         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on The OTC Bulletin Board as of December 17, 1999, was $3.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

         As of December 20, 1999, there were 479,450 of the Registrant's common shares issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

   Part I of Form 10-KSB - Safe Harbor Under the Private Securities Litigation Reform Act of 1995 in Exhibit 99. Part II of Form 10-KSB - Portions of Annual
 Report to Shareholders for fiscal year ended September 30, 1999, in Exhibit 13.
Part III of Form 10-KSB - Portions of Proxy Statement for 2000 Annual Meeting in
    Exhibit 20. Transitional Small Business Disclosure Format: Yes   No X
                                                                  ---  ---

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

         London Financial Corporation ("LFC") was incorporated under Ohio law in October 1995 at the direction of The Citizens Bank of London (formerly known as The Citizens Loan & Savings Company) ("Citizens") for the purpose of purchasing all of the capital stock of Citizens to be issued in connection with the conversion of Citizens from mutual to stock form (the "Conversion"). On March 29, 1996, the effective date of the Conversion, LFC acquired 100 common shares of Citizens. The principal business of LFC since the effective date of the Conversion has been holding all of the issued and outstanding shares of Citizens.

         On July 9, 1998, the respective Boards of Directors of Citizens and LFC approved the conversion of Citizens from a state-chartered savings and loan association to a state-chartered commercial bank (the "Charter Conversion"). The Charter Conversion was consummated on January 4, 1999. As a result of the Charter Conversion, Citizens is regulated by the Ohio Division of Financial Institutions (the "Division") and the Federal Deposit Insurance Corporation (the "FDIC").

         Also in connection with the Charter Conversion, LFC filed an application with the Federal Reserve Board for pre-approval to register as a bank holding company. The Federal Reserve Board approved LFC's application for pre-approval to become a bank holding company on October 16, 1998. Consequently, after the Charter Conversion, LFC became a bank holding company regulated by the Federal Reserve Board and is no longer a unitary savings and loan holding company regulated by the Office of Thrift Supervision (the "OTS").

         Citizens conducts business from its office located at 2 East High Street in London, Ohio. The principal business of Citizens is the origination of permanent and construction mortgage loans secured by first mortgages on one- to four-family residential real estate located in Madison County, Ohio, the primary market area of Citizens. Citizens also originates permanent and construction mortgage loans secured by multifamily real estate (over four units) and nonresidential real estate in its market area. In addition to real estate lending, Citizens originates commercial loans and secured and unsecured consumer loans. For liquidity and interest rate risk management purposes, Citizens invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations, mortgage-backed securities and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, and principal repayments on loans. Advances from the FHLB of Cincinnati are utilized from time to time when other sources of funds are inadequate to fund loan demand.

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

LENDING ACTIVITIES

         GENERAL. The principal lending activity of Citizens is the origination of permanent and construction mortgage loans secured by one- to four-family homes located in Madison County. Loans secured by multifamily properties and by nonresidential real estate and loans for the construction of nonresidential properties are also offered by Citizens. In addition to real estate lending, Citizens originates commercial loans and consumer loans, including loans secured by deposit accounts, automobile loans and a limited number of other secured and unsecured loans.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of the loan portfolio of Citizens at the dates indicated:


                                                              At September 30,
                                      ----------------------------------------------------------------
                                             1999                   1998                  1997
                                      -------------------   -------------------  ---------------------
                                                  Percent                Percent               Percent
                                                 of total               of total              of total
                                       Amount      loans     Amount       loans     Amount      loans
                                       ------      -----     ------       -----     ------      -----
                                                           (Dollars in thousands)
Real estate loans:
   One- to four-family                $21,138      55.78%    $22,648      66.74%   $23,489      75.89%
   Multifamily                            642       1.69         665       1.96        671       2.17
   Nonresidential                       3,753       9.90       5,174      15.25      4,529      14.63
   Construction                         1,165       3.07       1,224       3.61      1,360       4.39
                                      -------      -----     -------      -----    -------      -----
     Total real estate loans           26,698      70.44      29,711      87.56     30,049      97.08

Commercial loans                       10,316      27.22       3,473      10.23        166        .54

Consumer loans:
   Automobile loans                       461       1.22         266        .78        186        .60
   Loans on deposits                       50        .13          66        .20         70        .23
   Other consumer loans                   373        .99         417       1.23        481       1.55
                                      -------      -----     -------      -----    -------      -----
     Total consumer loans                 884       2.34         749       2.21        737       2.38
                                      -------      -----     -------      -----    -------      -----

Total loans                            37,898     100.00%     33,933     100.00%    30,952     100.00%
                                                  ======                 ======                ======
  Less:
   Undisbursed portion of
     loans in process                    (601)                  (745)                 (885)
   Unearned and deferred
     income                              (359)                  (399)                 (415)
   Allowance for loan
     losses                              (238)                  (201)                 (187)
                                      -------                -------               -------
     Net loans                        $36,700                $32,588                $29,465
                                      =======                =======               =======


         LOAN MATURITY. The following table sets forth certain information as of September 30, 1999, regarding the dollar amount of loans maturing in the portfolio of Citizens based on their contractual terms to maturity. Demand loans, home equity loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.



                                         Due during the year ending    Due 4-5  Due 6-10   Due 11-20   Due more
                                                September 30,           years     years      years     than 20
                                         --------------------------     after     after      after   years after
                                           2000     2001      2002     9/30/99   9/30/99    9/30/99    9/30/99     Total
                                           ----     ----      ----     -------   -------    -------    -------     -----
Real estate loans:
   One- to four-family                   $  5     $   16     $  114     $  206    $1,209    $ 7,970    $11,618    $21,138
   Multifamily and nonresidential          64         --        197         80       935      2,168        951      4,395
   Construction (1)                        --         --         --         --        --         --      1,165      1,165
Commercial loans                          337      5,173      1,088      2,767        --        456        495     10,316
Consumer loans                            135        136        226        387        --         --         --        884
                                         ----     ------     ------     ------    ------    -------    -------    -------
Total                                    $541     $5,325     $1,625     $3,440    $2,144    $10,594    $14,229    $37,898
                                         ====     ======     ======     ======    ======    =======    =======    =======

-------------------------

(1) Assumes construction loans will become real estate loans upon completion of the construction phase.

         The table below sets forth the dollar amount of all loans due after September 30, 2000, which have predetermined interest rates and have floating or adjustable interest rates:


                                     Due after
                                 September 30, 2000
                                 ------------------
                                   (In thousands)

Fixed rates of interest               $ 1,401
Adjustable rates of interest           35,956
                                      -------
Total                                 $37,357
                                      =======


         LOANS SECURED BY ONE- TO FOUR-FAMILY RESIDENCES. The principal lending activity of Citizens is the origination of permanent mortgage loans secured by one- to four-family residences, primarily single-family residences located within Madison County. At September 30, 1999, one- to four-family residential loans totaled approximately $21.1 million, or 55.8% of total loans. Citizens also offers home equity lines of credit secured by second mortgages on properties on which Citizens holds the first mortgage. Of the total of one- to four-family residential loans, approximately $20.9 million were secured by first mortgages and approximately $232,000 were secured by second mortgages at September 30, 1999.

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

         LOANS SECURED BY MULTIFAMILY RESIDENCES. In addition to loans on one- to four-family properties, Citizens originates loans secured by multifamily properties (more than four units). At September 30, 1999, the multifamily loan portfolio consisted of three loans, which totaled approximately $642,000, or 1.7% of total loans, and which were performing in accordance with their terms. Multifamily loans are offered with adjustable rates for terms of up to 25 years and have LTVs up to 80%.

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

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Citizens also originates loans for the purchase of nonresidential real estate. Among the properties securing the nonresidential real estate loans in the portfolio of Citizens are office buildings and retail properties located in the primary market area of Citizens. At September 30, 1999, approximately $3.8 million, or

9.9%, of the total loans of Citizens, were secured by mortgages on nonresidential real estate. At such date, the largest single loan secured by nonresidential real estate had a balance of $600,000 and was performing in accordance with its terms. The nonresidential real estate loans made by Citizens have adjustable rates, terms of up to 25 years and LTVs of up to 75%. Citizens also makes loans for the construction of nonresidential properties.

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

         Construction loans are offered with adjustable rates for terms of up to 25 years. At September 30, 1999, the loan portfolio of Citizens included $1.2 million in construction loans, or 3.1% of total loans, including undisbursed proceeds of approximately $601,000. All of the construction loans in the portfolio of Citizens are for construction of residential and non-residential properties in Madison County and contiguous counties and all of such loans were performing in accordance with their terms at September 30, 1999.

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

         COMMERCIAL LOANS. Citizens offers commercial loans to businesses and individuals in its primary market area. Such loans are typically secured by a security interest in equipment, nonresidential real estate or other assets of the borrower. At September 30, 1999, the commercial loan portfolio of Citizens totaled $10.3 million, or 27.2% of total loans. All of the commercial loans are to businesses and individuals in Madison County and contiguous areas and all of such loans were performing in accordance with their terms at September 30, 1999.

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

         CONSUMER LOANS. Citizens makes various types of consumer loans, including loans made to depositors on the security of their deposit accounts, automobile loans, home improvement loans and other secured loans and unsecured personal loans. Consumer loans are made at varying rates of interest and for varying terms based on the type of loan. At September 30, 1999, Citizens had approximately $884,000, or 2.3% of total loans, invested in consumer loans, all of which were performing in accordance with their terms.

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

         The following table presents the loan origination activity of Citizens for the periods indicated:

                                              Year ended September 30,
                                              ------------------------
                                              1999                1998
                                              ----                ----
                                                   (In thousands)

Loans originated:
  One- to four-family residential          $  3,334            $  4,284
  Multifamily residential                        --                  --
  Nonresidential                              4,185                 444
  Construction                                1,235               1,205
  Commercial                                 10,490               5,848
  Consumer                                      845                 840
                                           --------            --------
    Total loans originated                   20,089              12,621

Principal repayments                        (16,071)             (9,600)

Increase in other items, net (1)                 94                 102
                                           --------            --------
Net increase                               $  4,112            $  3,123
                                           ========            ========


-----------------------

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

         DELINQUENT LOANS, NON-PERFORMING ASSETS AND CLASSIFIED ASSETS. Payments on loans made by Citizens are due on the first day of the month with the interest portion of the payment applicable to interest accrued during the prior month. When a loan payment has not been made by the fifteenth of the month, a late notice is sent. If payment is not received by the thirtieth day, a second notice is sent. Telephone calls are made to the borrower in connection with both the 15- and 30-day notices. Each of the loans bears a late payment penalty which is assessed as soon as such loan is more than 15 days delinquent. The late penalty is the greater of 5% of the payment due or $20.

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


         The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                              At September 30,
                               -------------------------------------------------
                                        1999                     1998
                               -----------------------   -----------------------
                                               Percent                   Percent
                                               of total                  of total
                               Number  Amount   loans    Number  Amount   loans
                               ------  ------   -----    ------  ------   -----
                                            (Dollars in thousands)

Loans delinquent for:
30 - 59 days                     1      $34      .09%       1      $27     .08%
60 - 89 days                     1        2      .01        1        6     .02
90 days and over                 1        1       --        -       --      --
                                 -      ---      ---        -      ---     ---
 Total delinquent loans          3      $37      .10%       2      $33     .10%
                                 =      ===      ===        =      ===     ===


     Non-performing assets include non-accruing loans, real estate acquired by foreclosure or by deed-in-lieu thereof and repossessed assets. Citizens ceases to accrue interest on real estate loans if the collateral value is not adequate, in the opinion of management, to cover the outstanding principal and interest. Generally, however, Citizens ceases to accrue such interest on a loan at any time the loan is 90 days or more delinquent.

         The following table sets forth information with respect to the accrual and nonaccrual status of the loans and other nonperforming assets of Citizens at the dates indicated:

                                                  At September 30,
                                                -------------------
                                                1999           1998
                                                ----           ----
                                               (Dollars in thousands)

Accruing loans delinquent 90+ days              $  1           $ --
Loans accounted for on a
   nonaccrual basis:
   Real estate
     One- to four-family                          --             --
     Multifamily                                  --             --
     Nonresidential                               --             --
   Consumer                                       --             --
                                                ----           ----
     Total nonaccrual loans                       --             --
                                                ----           ----

     Total nonperforming loans                     1             --
   Real estate owned                              --             --
                                                ----           ----
     Total nonperforming assets                 $  1           $ --
                                                ====           ====

     Allowance for loan losses                  $238           $201

     Nonperforming assets as a percent
       of total assets                             -%             -%

     Nonperforming loans as a percent
       of total loans                              -%             -%

     Allowance for loan losses as a
       percent of nonperforming loans       23800.00%             -%


         Real estate acquired by Citizens as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, such property is recorded by Citizens at the lower of cost or the estimated fair value of the real estate, less estimated selling expenses, at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. All costs incurred in maintaining REO property are expensed from the date the property is acquired. Costs relating to the development and improvement of the property are capitalized to the extent of fair value. At September 30, 1999, Citizens had no REO properties.

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

         The aggregate amounts of classified assets of Citizens at the dates indicated were as follows:


                                 At September 30,
                                 ----------------
                                 1999        1998
                                 ----        ----
                                   (In thousands)
Classified assets:
  Substandard                    $73         $77
  Doubtful                        --          --
  Loss                            --          --
                                 ---         ---
     Total classified assets     $73         $77
                                 ===         ===


         Citizens establishes general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, Citizens establishes specific allowances for losses in the amount of 100% of the portion of the asset classified loss. Generally, Citizens charges off the portion of any real estate loan deemed to be uncollectible.

         Citizens analyzes each classified asset on a monthly basis to determine whether changes in the classifications are appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, if any, the use of the real estate securing the loan, the status of the borrower and the appraised value of the real estate. As such factors change, the classification of the asset will change accordingly. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995 Possible Inadequacy of the Allowance for Loan Losses."

         ALLOWANCE FOR LOAN LOSSES. Senior management, with oversight by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of delinquent and non-performing assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. The amounts in the provision for loan losses shown in the table below for fiscal years 1999 and 1998 were determined based upon past loan loss experience, a review of individual specific problem loans, if any, the estimated value of the underlying collateral and the prevailing economic conditions. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995 - Possible Inadequacy of the Allowance for Loan Losses."

         The following table sets forth an analysis of the allowance for loan losses of Citizens for the periods indicated:


                                          Year ended September 30,
                                          ------------------------
                                            1999            1998
                                          --------        --------
                                           (Dollars in thousands)

Balance at beginning of period              $201            $187

Charge-offs                                    1               8
Recoveries                                    --              --
                                            ----            ----
Net charge-offs                                1               8

Provision for loan losses                     38              22
                                            ----            ----

Balance at end of year                      $238            $201
                                            ====            ====

Ratio of net charge-offs
   to average loans outstanding
   during the period                           -%            .02%

Ratio of allowance for loan losses
   to total loans                            .63%            .59%


         The following table sets forth the allocation of the allowance for loan losses of Citizens by type of loan at the dates indicated:


                                               At September 30,
                          --------------------------------------------------------
                                    1999                           1998
                          -------------------------     --------------------------
                                        Percent of                    Percent of
                                      loans in each                  loans in each
                                       category to                    category to
                          Amount       total loans       Amount       total loans
                          ------       -----------       ------       -----------
                                         (Dollars in thousands)
Balance at year end
applicable to:
Real estate loans          $130           54.62%          $130           87.56%
Commercial loans             90           37.82             51           10.23
Consumer loans               18            7.56             20            2.21
Unallocated                  --              --             --              --
                           ----          ------           ----          ------
  Total                    $238           100.0%          $201          100.0%
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

         The following table sets forth the composition of interest-bearing deposits, investment securities and mortgage-backed securities of Citizens at the dates indicated:


                                                                        At September 30,
                                         ---------------------------------------------------------------------------------
                                                         1999                                      1998
                                         -------------------------------------    ----------------------------------------
                                          Carrying  % of      Fair       % of     Carrying    % of       Fair        % of
                                           value    total     value      total     value      total      value       total
                                          ------    -----     -----      -----     -----      -----      -----       -----
                                                                      (Dollars in thousands)
Interest-bearing deposits:
   Demand deposits                        $2,748    58.42%    $2,748     58.51%    $1,271     31.04%     $1,271      30.81%

Investment securities:
   Available for sale:
     Corporate equity securities             127     2.70        127      2.70        121      2.95         121       2.93

Mortgage-backed securities
   held to maturity                        1,829    38.88      1,822     38.79      2,703     66.01       2,733      66.26
                                          ------    ------    ------    ------     ------    ------      ------     ------
Total investments                         $4,704   100.00%    $4,697    100.00%    $4,095    100.00%     $4,125     100.00%
                                          ======    ======    ======    ======     ======    ======      ======     ======


         The maturities of the interest-bearing deposits and mortgage-backed securities of Citizens at September 30, 1999, are indicated in the following table:


                                                                      At September 30, 1999
                                  -------------------------------------------------------------------------------------------------
                                                   After one through    After five       After ten
                                  One year or less    five years     through ten years     years                 Total
                                  ----------------- ---------------- ---------------- ---------------- ----------------------------
                                  Carrying  Average Carrying Average Carrying Average Carrying Average Carrying Market  Weighted
                                    value    yield   value    yield   value    yield   value    yield    value  value average yield
                                    -----    -----   -----    -----   -----    -----   -----    -----    -----  -------------------
                                                               (Dollars in thousands)
Interest-bearing deposits in        $2,748   4.38%   $  --      -%    $  --    $ --   $   --        -%  $2,748  $2,748    4.38%
 other financial institutions
Mortgage-backed securities              --     --       --     --        --      --    1,829     6.29    1,829   1,822    6.29
                                    ------   ----    -----     --     -----    ----   ------     ----   ------  ------    ----
     Total                          $2,748   4.38%   $  --      -%    $  --       -%  $1,829     6.29%  $4,577  $4,570    5.13%
                                    ======   ====    =====     ==     =====    ====   ======     ====   ======  ======    ====


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

         At September 30, 1999, certificates of deposit at Citizens totaled approximately $21.2 million, or 57.2% of total deposits. Of such amount, approximately $12.3 million in certificates of deposit mature within one year. Based on past experience and the prevailing pricing strategies of Citizens, management believes that a substantial percentage of such certificates will be renewed with Citizens at maturity. If there is a significant deviation from historical experience, Citizens can utilize borrowings from the FHLB of Cincinnati as an alternative source of funds.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Citizens at the dates indicated:


                                                                    At September 30,
                                              -------------------------------------------------------------
                                                          1999                             1998
                                              ---------------------------       ---------------------------
                                                                 Percent                           Percent
                                                                 of total                          of total
                                               Amount            deposits       Amount             deposits
                                               ------            --------       ------             --------
                                                                  (Dollars in thousands)
Transaction accounts:
 NOW accounts (1)                             $ 5,540              14.93%       $ 3,905              12.48%
 Passbook savings accounts (2)                  6,330              17.06          5,951              19.01
 Money market accounts (3)                      4,032              10.86          1,976               6.31
                                              -------             ------        -------             ------

  Total transaction accounts                   15,902              42.85         11,832              37.80

Certificates of deposit:
   6.00% or less                               16,626              44.80         15,170              48.47
   Over 6.01%                                   4,584              12.35          4,298              13.73
                                              -------             ------        -------             ------

   Total certificates of deposit (4)           21,210              57.15         19,468              62.20
                                              -------             ------        -------             ------

   Total deposits                             $37,112             100.00%       $31,300             100.00%
                                              =======             ======        =======             ======

------------------------

(1) The weighted average rate on NOW accounts at September 30, 1999 and 1998, was 1.56% and 2.27%.

(2) The weighted average rate on passbook savings accounts at September 30, 1999 and 1998, was 3.00% and 3.00%.

(3) The weighted average rate on money market accounts at September 30, 1999 and 1998, was 4.44% and 4.68%, respectively.

(4) The weighted average rate on all certificates of deposit, including IRA accounts, at September 30, 1999 and 1998, was 5.74% and 5.91%, respectively.


         Citizens bids on public funds from entities in its primary market area. The amount of such deposits was approximately $233,000 at September 30, 1999.

         The following table shows rate and maturity information for certificates of deposit at Citizens at September 30, 1999:

                                                            Amount Due
                              -----------------------------------------------------------------------
                                                Over            Over
                                Up to        1 year to       2 years to        Over
       Rate                   one year        2 years         3 years         3 years           Total
       ----                   --------       ---------       ----------       -------           -----
                                                           (In thousands)

4.01% to 6.00%                $10,880          $2,458          $  873          $2,415          $16,626
6.01% to 8.00%                  1,383               2           1,009           2,190            4,584
                              -------          ------          ------          ------          -------
  Total certificates
    of deposit                $12,263          $2,460          $1,882          $4,605          $21,210
                              =======          ======          ======          ======          =======


         The following table presents the amount of certificates of deposit of $100,000 or more at Citizens by the time remaining until maturity at September 30, 1999:


           Maturity                                     Amount
           --------                                     ------
                                                    (In thousands)

Three months or less                                   $  125
Over 3 months to 6 months                                 107
Over 6 months to 12 months                              1,211
Over 12 months                                          1,095
                                                       ------

    Total                                              $2,538
                                                       ======


         The following table sets forth the deposit account balance activity at Citizens for the periods indicated:


                                           Year ended September 30,
                                           ------------------------
                                           1999                1998
                                           ----                ----
                                          (Dollars in thousands)

Beginning balance                        $ 31,300           $ 29,951
Deposits                                  100,105             61,467
Withdrawals                               (95,527)           (61,268)
                                         --------           --------
Net deposits before interest credited      35,878             30,150
Interest credited                           1,234              1,150
                                         --------           --------
Ending balance                             37,112             31,300
                                         --------           --------

  Net increase                           $  5,812           $  1,349
                                         ========           ========


         BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Citizens is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL test"). If an association meets the QTL test, such association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, such association will be eligible for such advances only to the extent it holds specified QTL test assets. At September 30, 1999, Citizens was in compliance with the QTL test and had $800,000 in advances from the FHLB, bearing interest at the weighted average rate of 6.91% and with maturity dates as follows:

                  Amount                      Due Date
                  ------                      --------
              (In thousands)

                   $500                         11/99
                    300                          6/01
                   ----
                   $800
                   ====

COMPETITION

         Citizens competes for deposits with savings and loan associations, savings banks, commercial banks and credit unions and with issuers of commercial paper and other securities, including shares in money market mutual funds. The primary factors in competition for deposits are customer service and convenience of office location. In making loans, Citizens competes with other savings banks, savings and loan associations, commercial banks, mortgage brokers, consumer finance companies, credit unions, leasing companies and other lenders. Citizens competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is intense and is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. Citizens does not offer all of the products and services offered by some of its competitors, particularly commercial banks. Citizens monitors the product offerings of its competitors and adds new products when it can do so competitively and cost effectively. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995 - Competition."

EMPLOYEES

         As of September 30, 1999, Citizens had 11 full-time employees and 3 part-time employees.

GENERAL REGULATION

         As stated previously, on July 9, 1998, the respective Boards of Directors of Citizens and LFC approved the Charter Conversion. As a result of the Charter Conversion, Citizens became an Ohio-chartered commercial bank regulated by the Division and the FDIC. In addition, after the Charter Conversion, LFC became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the "FRB").

OHIO CORPORATION LAW

         LFC and Citizens are subject to the following Ohio corporation laws:

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

BANK HOLDING COMPANY REGULATION

         LFC is registered with the FRB as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Bank holding companies and their activities are subject to extensive regulation by the FRB. Bank holding companies are required to file reports with the FRB and such additional information as the FRB may require, and are subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

GRAMM-LEACH-BLILEY ACT

         During the fall of 1999, the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999 and hereinafter referred to as the "FSMA") was enacted by Congress and signed into law by the President. The FSMA provides for profound changes to the Federal banking laws and changes the manner in which bank holding companies, banks, savings institutions, broker-dealers, insurance companies, investment companies, and investment advisors operate and are regulated. In general, the FSMA expands the lines of business in which bank holding companies and banks may engage and also expands the scope of powers of bank holding companies and banks within these lines of business. Some of the most important changes included in the FSMA affecting bank holding companies and/or banks are the following: (i) an expansion of the permissible activities for bank holding companies and banks, (ii) permissible affiliations among securities firms, insurance companies, and depository institutions, (iii) the promulgation of functional regulations for bank securities activities, (iv) changes in the regulations governing unitary savings and loan holding companies, (v) changes to privacy regulations affecting banking; (vi) changes in the regulations governing the Federal Home Loan Bank System, and (vii) other provisions addressing ATM fees, the Community Reinvestment Act and other various regulatory changes.

                  The specific effects of the enactment of the FSMA on the banking industry in general and on LFC in particular have yet to be determined due to the fact that the FSMA was adopted only a few months ago.

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

FEDERAL DEPOSIT INSURANCE CORPORATION

         As stated previously, the FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. Two separate insurance funds are maintained and administered by the FDIC. In general, banking institutions are members of BIF and savings associations are SAIF members. The insurance fund provisions do not prohibit a SAIF member from either converting to a bank charter, as long as the resulting bank remains a SAIF member, or merging with a bank, as long as the bank continues to pay the SAIF insurance assessments on the deposits acquired. Citizens' current deposits continue to be insured by the SAIF.

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

         The Riegle-Neal Act authorizes the FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Riegle-Neal Act also required the appropriate federal banking agencies to prescribe regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

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

         The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks. However, the FRB expects a bank holding company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends for shareholders of the bank holding company. Consequently, Citizens is not allowed to pay dividends to LFC, if, after paying such dividends, Citizens would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. In addition, Citizens is required to have the approval of the Division if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by Citizens may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting LFC's ability to pay dividends.

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

         Citizen's average gross receipts for the three tax years ending on September 30, 1999, was $3.1 million and as a result, Citizens does qualify as a small corporation exempt from the alternative minimum tax.

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

         Citizens is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions." For tax year 1999, the franchise tax is imposed annually at a rate of 1.4% of the book net worth of Citizens determined in accordance with generally accepted accounting principles. For tax year 2000, however, the franchise tax on financial institutions will be 1.3% of the book net worth. As a "financial institution," Citizens is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.    DESCRIPTION OF PROPERTY

         The following table sets forth certain information at September 30, 1999, regarding the office facilities of Citizens:

                                         Owned or        Date         Net book
              Location                    leased       acquired         value
              --------                    ------       --------         -----

2 East High Street, London, Ohio          Owned          1977          $346,000


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


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The information contained in the 1999 Annual Report to Shareholders (the "Annual Report") under the caption "Common Stock and Related Information" is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.


ITEM 7.    FINANCIAL STATEMENTS

        The Consolidated Financial Statements appearing in the Annual Report and the report of Grant Thornton LLP ("Grant Thornton") dated November 15, 1999, are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The information contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of LFC (the "Proxy Statement"), a copy of which is attached as Exhibit 99.1 hereto, under the caption "Election of Directors --
Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


ITEM 10.   EXECUTIVE COMPENSATION

        The information contained in the Proxy Statement under the caption "Election of Directors -- Compensation of Executive Officers and Directors" is incorporated herein by reference.


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

      10.1         London Financial Corporation 1996 Stock     Incorporated by reference to the Form S-1, Exhibit 10.1
                   Option and Incentive Plan

      10.2         The Citizens Loan & Savings Company         Incorporated by reference to the Form S-1, Exhibit 10.2
                   Management Recognition Plan and Trust
                   Agreement

      10.3         London Financial Corporation Employee       Incorporated by reference to the Form S-1, Exhibit 10.4
                   Stock Ownership Plan

      10.4         Employment Agreement between The Citizens   Incorporated by reference to the Form S-1, Exhibit 10.5
                   Loan & Savings Company and John J. Bodle

       13          Annual Report to Shareholders

       20          Proxy Statement

       21          Subsidiaries of the Registrant              Incorporated by reference to the Annual Report on Form
                                                               10-KSB for the fiscal year ended September 30, 1998,
                                                               Exhibit

       27          Financial Data Schedule

       99          Safe Harbor Under the Private Securities
                   Litigation Reform Act of 1995

(B)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 9, 1999.

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


By /s/ John I. Andrix                     By /s/ Rodney A. Bell
   -------------------------------           -----------------------------------
    John I. Andrix                           Rodney A. Bell
    Director                                 Director



Date:  December 9, 1999                   Date:  December 9, 1999



By /s/ John J. Bodle                      By /s/ Donovan D. Forest
   -------------------------------           -----------------------------------
    John J. Bodle                            Donovan D. Forest
    President, Principal Financial           Director
    Officer, Principal Accounting
    Officer and Director



Date:  December 9, 1999                   Date:  December 9, 1999



By /s/ Edward D. Goodyear                 By /s/ Shirley G. Hansgen
   -------------------------------           -----------------------------------
    Edward D. Goodyear                       Shirley G. Hansgen
    Director                                 Director



Date:  December 9, 1999                   Date:  December 9, 1999


By /s/ Kennison A. Sims
   -------------------------------
    Kennison A. Sims
    Director


Date:  December 9, 1999