Form 10QSB
period 1999-12-31
LONDON FINANCIAL CORP
filed 2000-02-14
CIK 1004961

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1999
                              -----------------------
                                       OR

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

Registrant's telephone number, including area code: (740)852-0787

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                  No

As of February 10, 2000, the latest practicable date, 479,450 the registrant's common shares, without par value, were issued and outstanding.









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

                          London Financial Corporation
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                       December 31,       September 30,
         ASSETS                                                                                1999                1999

Cash and due from banks                                                                     $ 1,062           $     709
Interest-bearing deposits in other financial institutions                                     2,241               2,748
                                                                                             ------              ------
         Cash and cash equivalents                                                            3,303               3,457

Investment securities designated as available
  for sale - at market                                                                           59                 127
Mortgage-backed securities held to maturity - at amortized
  cost, approximate market value of $1,735 and $1,822
  as of December 31, 1999 and September 30, 1999                                              1,741               1,829
Loans receivable - net                                                                       36,992              36,700
Office premises and equipment - at depreciated cost                                             500                 511
Stock in Federal Home Loan Bank - at cost                                                       267                 262
Accrued interest receivable                                                                     415                 403
Prepaid expenses and other assets                                                                 -                  31
Prepaid federal income taxes                                                                      -                   3
                                                                                             ------              ------
Total assets                                                                                $43,277             $43,323
                                                                                             ======              ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                    $37,430             $37,112
Advances from the Federal Home Loan Bank                                                        300                 800
Other liabilities                                                                               131                 106
Accrued federal income taxes                                                                     28                   -
Deferred federal income taxes                                                                   115                  95
                                                                                             ------              ------
         Total liabilities                                                                   38,004              38,113


Shareholders' equity
  Common stock - authorized 5,000,000 shares without par
    value; 529,000 shares issued                                                                  -                   -
  Additional paid-in capital                                                                  2,413               2,413
  Retained earnings - substantially restricted                                                4,211               4,163
  Accumulated comprehensive loss, unrealized losses on
    securities designated as available for sale, net of related tax effects                      (7)                (22)
  Shares acquired by Employee Stock Ownership Plan                                             (327)               (327)
  Shares acquired by Management Recognition Plan                                               (214)               (214)
  Less 49,550 treasury shares - at cost                                                        (803)               (803)
                                                                                             ------              ------
         Total shareholders' equity                                                           5,273               5,210
                                                                                             ------              ------

         Total liabilities and shareholders' equity                                         $43,277             $43,323
                                                                                             ======              ======

                          London Financial Corporation
                       CONSOLIDATED STATEMENTS OF EARNINGS

                     For the three months ended December 31,
                        (In thousands, except share data)


                                                                                               1999                1998
Interest income
  Loans                                                                                        $769                $720
  Mortgage-backed securities                                                                     26                  40
  Investment securities and interest-bearing deposits and other                                  37                  33
                                                                                                ---                 ---
         Total interest income                                                                  832                 793

Interest expense
  Deposits                                                                                      418                 380
  Borrowings                                                                                     11                  29
                                                                                                ---                 ---
         Total interest expense                                                                 429                 409
                                                                                                ---                 ---

         Net interest income                                                                    403                 384

Provision for losses on loans                                                                    15                   9
                                                                                                ---                 ---

         Net interest income after provision for
           losses on loans                                                                      388                 375

Other income
  Loss on sale of investment securities                                                         (13)                  -
  Other operating                                                                                29                  20
                                                                                                ---                 ---
         Total other income                                                                      16                  20

General, administrative and other expense
  Employee compensation and benefits                                                            158                 151
  Occupancy and equipment                                                                        28                  21
  Federal deposit insurance premiums                                                              5                   5
  Franchise taxes                                                                                28                  22
  Data processing                                                                                19                  15
  Other operating                                                                                53                  40
                                                                                                ---                 ---
         Total general, administrative and other expense                                        291                 254
                                                                                                ---                 ---

         Earnings before income taxes                                                           113                 141

Federal income taxes
  Current                                                                                        25                  34
  Deferred                                                                                       14                  14
                                                                                                ---                 ---
         Total federal income taxes                                                              39                  48
                                                                                                ---                 ---

         NET EARNINGS                                                                          $ 74                $ 93
                                                                                                ===                 ===

         EARNINGS PER SHARE
           Basic                                                                               $.16                $.21
                                                                                                ===                 ===

           Diluted                                                                             $.16                $.20
                                                                                                ===                 ===

                          London Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     For the three months ended December 31,
                                 (In thousands)


                                                                                               1999                1998
Net earnings                                                                                    $74                 $93

Other comprehensive income, net of tax:
  Unrealized holding losses on securities during
    the period, net of tax of $4 in 1999                                                         (9)                  -

Reclassification adjustment for losses included in net earnings,
    net of tax of $4 in 1999                                                                      9                   -
                                                                                                 --                  --

Comprehensive income                                                                            $74                 $93
                                                                                                 ==                  ==

                          London Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the three months ended December 31,
                                 (In thousands)


                                                                                                 1999              1998
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                                 $    74           $    93
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Loss on investment securities transactions                                                     13                 -
    Provision for losses on loans                                                                  15                 9
    Amortization of deferred loans fees                                                           (25)              (44)
    Depreciation and amortization                                                                  12                 7
    Federal Home Loan Bank stock dividends                                                         (5)               (5)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (12)              (24)
      Prepaid expenses and other assets                                                            31                37
      Other liabilities                                                                            25                37
      Federal income taxes
        Current                                                                                    31                33
        Deferred                                                                                   14                14
                                                                                               ------            ------
         Net cash provided by operating activities                                                173               157

Cash flows provided by (used in) investing activities:
  Proceeds from sale of investment securities                                                      76                  -
  Principal repayments on mortgage-backed securities                                               88                229
  Principal repayments on loans                                                                 3,727              3,229
  Loan disbursements                                                                           (4,009)            (3,628)
  Purchase of office equipment                                                                     (1)               (17)
                                                                                               ------             ------
         Net cash provided by (used in) investing activities                                     (119)              (117)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                                318              2,358
  Repayments of advances from the Federal Home Loan Bank                                         (500)              (500)
  Distributions paid on common shares                                                             (26)               (28)
                                                                                               ------             ------
         Net cash provided by (used in) financing activities                                     (208)             1,830
                                                                                               ------             ------

Net increase (decrease) in cash and cash equivalents                                             (154)             1,870

Cash and cash equivalents at beginning of period                                                3,457              1,778
                                                                                               ------             ------

Cash and cash equivalents at end of period                                                    $ 3,303            $ 3,648
                                                                                               ======             ======

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                      $     -            $    18
                                                                                               ======             ======

    Interest on deposits and borrowings                                                       $   429            $   409
                                                                                               ======             ======

                          London Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended December 31, 1999 and 1998

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of London Financial Corporation ("LFC" or the "Corporation") included in the Annual Report on Form 10-KSB for the year ended September 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended December 31, 1999, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LFC and The Citizens Bank of London ("Citizens"), an Ohio commercial bank wholly-owned by LFC. Prior to January 4, 1999, Citizens was an Ohio savings and loan association. All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the London Financial Corp. Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 27,919 unallocated ESOP shares, totaled 451,531 for the three month period ended December 31, 1999. Weighted-average common shares outstanding, which gives effect to 32,725 unallocated ESOP shares, totaled 446,725 for the three month period ended December 31, 1998.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under LFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 452,821 for the three month period ended December 31, 1999, and 465,207 for the three month period ended December 31, 1998. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 1.2% and 18,482 for the three month periods ended December 31, 1999 and 1998, respectively.

4.  Effects of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

                          London Financial Corporation

          For the three month periods ended December 31, 1999 and 1998


4.  Effects of Recent Accounting Pronouncements (continued)


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

Some of the forward-looking statements included herein are the statements regarding management's determination of the effect of certain recent accounting pronouncements on financial position and results of operations.

Discussion of Financial Condition Changes from September 30, 1999 to December 31, 1999

At December 31, 1999, LFC had total assets of $43.3 million, a decrease of $46,000, or .1% from September 30, 1999. The decrease in assets resulted primarily from a $500,000 decline in borrowings, which was partially offset by a $318,000 increase in deposits.

Cash and interest-bearing deposits totaled $3.3 million at December 31, 1999, a $154,000, or 4.5%, decrease from the total at September 30, 1999.

Investment securities and mortgage-backed securities decreased by $156,000, or 8.0%, to a total of $1.8 million at December 31, 1999, primarily reflecting principal repayments on mortgage-backed securities totaling $88,000 and a sale of investment securities of $89,000.

Loans receivable increased by $292,000, or .8%, as loan disbursements of $4.0 million exceeded principal repayments of $3.7 million. Loan disbursements during the period ended December 31, 1999, exceeded the volume of disbursements for the same period in 1998 by $381,000, or 10.5%.

At December 31, 1999, Citizens' allowance for loan losses totaled $252,000, compared to the $238,000 level maintained at September 30, 1999. Citizens had no nonperforming loans at December 31, 1999 and September 30, 1999. At December 31, 1999, Citizens' allowance for loan losses was comprised solely of a general loan loss allowance which is includible as a component of regulatory risk-based capital. Although management of LFC believes that its allowance for loan losses was adequate at December 31, 1999, based on the available facts and circumstances, there can be no assurance that the allowance will be adequate to absorb actual loan losses during the current period or that additions to such allowance will not be necessary in future periods, which could adversely affect LFC's results of operations.

Deposits totaled $37.4 million at December 31, 1999, an increase of $318,000, or
 .9%, over the $37.1 million of deposits outstanding at September 30, 1999. Such increase resulted primarily from management's efforts to increase deposits through marketing strategies.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 1999 to December 31, 1999 (continued)

Advances from the Federal Home Loan Bank (the "FHLB") amounted to $300,000 at December 31, 1999, a decrease of $500,000, or 62.5%, from September 30, 1999. Proceeds from deposit growth and excess liquidity were used to repay such advances during the period.

Shareholders' equity totaled $5.3 million at December 31, 1999, an increase of $63,000, or 1.2%, over September 30, 1999, levels. The increase resulted primarily from net earnings of $74,000, which were partially offset by regular dividends totaling $26,000, or $.06 per share.

At December 31, 1999, Citizens was required to maintain regulatory capital sufficient to meet certain minimum capital standards promulgated by the Federal Deposit Insurance Corporation. As of December 31, 1999, Citizens' regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results For the Three Month Periods Ended December 31, 1999 and 1998

General

Net earnings for the three month period ended December 31, 1999, totaled $74,000, a decrease of $19,000, or 20.4%, from the comparable 1998 period. The decrease in earnings resulted primarily from a $4,000 decrease in other income, a $6,000 increase in the provision for losses on loans and a $37,000 increase in general, administrative and other expense, which were partially offset by a $19,000 increase in net interest income and a $9,000 decrease in the provision for federal income taxes.

Net Interest Income

Interest income on loans for the three months ended December 31, 1999, increased by $49,000, 6.8%, compared to the three months ended December 31, 1998. The increase was primarily due to an increase in the weighted-average balance outstanding. Interest income on mortgage-backed securities decreased by $14,000, or 35.0%, due primarily to a decrease in the weighted-average portfolio balance outstanding year to year. Interest income on investment securities and other interest-earning assets increased by $4,000, or 12.1%.

Interest expense on deposits increased by $38,000, or 10.0%, during the three months ended December 31, 1999. This increase resulted primarily from an increase in the weighted average balance of deposits outstanding, which was offset by a decrease in the cost of deposits.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results For the Three Month Periods Ended December 31, 1999 and 1998 (continued)

Net Interest Income (continued)

Interest expense on borrowings decreased by $18,000, or 62.1%, during the three months ended December 31, 1999. The decrease was primarily due to an decrease in the weighted-average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $19,000, or 4.9%, during the three months ended December 31, 1999, compared to the three months ended December 31, 1998.

Provision for Losses on Loans

Management elected to record a $15,000 provision for loan losses during the three-month period ended December 31, 1999, compared to the $9,000 amount recorded in the 1998 quarter. The current period provision was primarily attributable to growth in the commercial loan portfolio. There can be no assurance that Citizens' allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $16,000, during the three months ended December 31, 1999, a decrease of $4,000, or 20.0%, compared to the three month period ended December 31, 1998. The decrease resulted primarily from a $13,000 loss on sale of investment securities, which was partially offset by a $9,000, or 45.0%, increase in other operating income, comprised primarily of service fees on deposit accounts, late charges on loan accounts and rental income on leased office space and safety deposit boxes.

General, Administrative and Other Expense

General, administrative and other expense increased by $37,000, or 14.6%, during the three months ended December 31, 1999, compared to the same period in 1998. The increase was primarily due to an increase of $7,000, or 4.6%, in employee compensation and benefits, due primarily to an increase in staffing levels year to year, coupled with normal merit increases, a $7,000, or 33.3%, increase in occupancy and equipment and a $13,000, or 32.5%, increase in other operating expense year to year.

Federal Income Taxes

The provision for federal income taxes decreased by $9,000, or 18.8%, for the three month period ended December 31, 1999, compared to the same period in 1998, due primarily to a $28,000, or 19.9%, increase in pretax earnings. LFC's effective tax rates amounted to 34.5% and 34.0% during the three months ended December 31, 1999 and 1998, respectively.

                          London Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Year 2000 Compliance Matters

As with most providers of financial services, Citizens' operations are heavily dependent on information technology systems. During the three year period leading up to January 1, 2000, Citizens addressed the potential problems associated with the possibility that the computers that control or operate Citizens' information technology system and infrastructure may not have been programmed to read four-digit date codes and, upon arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

Citizens' primary data processing applications are handled by a third-party service bureau, Fiserv. Fiserv advised Citizens that it migrated to a fully Year 2000 compliant processing system that had been fully tested as of July 1, 1999. Management has also reviewed Citizens' ancillary equipment and requested service providers to assure Citizens that their systems and products are fully year 2000 compliant. Citizens upgraded its existing teller operating system with a capital expenditure of approximately $65,000, which was recorded in fiscal 1999.

Citizens did not experience any technology-related problems upon arrival of January 1, 2000, nor was there any interruption of services to its customers.

In addition to possible expense related to its own systems, Citizens could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in Citizens' primary market area. Because Citizens' loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Citizens' primary market area is not significantly dependent upon one employer or industry, Citizens does not expect, and to date has not realized, any significant or prolonged difficulties that will affect net earnings or cash flow.

                          London Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         On January 27, 2000, the Annual Meeting of LFC's Shareholders was held. Each of the four directors nominated were elected to terms expiring in 2001 by the following vote:

         John I. Andrix                 For:  343,196            Against:  2,500
         Rodney A. Bell                 For:  343,396            Against:  2,300
         John J. Bodle                  For:  343,396            Against:  2,300
         Shirley C. Hansgen             For:  343,396            Against:  2,300

         One other matter was submitted to the shareholders, for which the following votes were cast:

            Ratification of the appointment of Grant Thornton LLP as independent auditors of LFC for the fiscal year ended September 30, 2000.

              For:  331,868                        Against:  12,828


ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:                    None.

         Exhibit 27: Financial Data Schedule for the three months ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  February 11, 2000                 By: /s/John J. Bodle
                                               John J. Bodle
                                               President and
                                               Chief Executive Officer



Date:  February 11, 2000                 By: /s/Joyce E. Bauerle
                                               Joyce E. Bauerle
                                               Treasurer and
                                               Principal Accounting Officer